Form 10QSB
LABORATORY SPECIALISTS OF AMERICA INC
filed 1996-05-20
CIK 925052

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________________ TO
 ____________________.

COMMISSION FILE NUMBER 0-24988

                    LABORATORY SPECIALISTS OF AMERICA, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          OKLAHOMA                              73-145065
(STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

        1101-A SOVEREIGN ROW
      OKLAHOMA CITY, OKLAHOMA                   73108-1827
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

                                (405) 949-1722
                          (ISSUER'S TELEPHONE NUMBER)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes_____    No  X  .
                                                                         -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____ No___


APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 17, 1996, 3,313,405 shares of issuer's Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes ____  No X
                                                                        ---



                                       Total Sequentially Numbered Pages is  14
                                                                             --

                    LABORATORY SPECIALISTS OF AMERICA, INC.

                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                                                     Page
                                                                                                     ----
PART I-FINANCIAL INFORMATION

 ITEM 1.                     FINANCIAL STATEMENTS


                             Consolidated Balance Sheets (Unaudited)
                             March 31, 1996, and December 31, 1995.................                     3

                             Consolidated Statements of Income (Unaudited)
                             Three Months Ended March 31, 1995 and 1996............                     5

                             Consolidated Statements of Cash Flows (Unaudited)
                             Three Months Ended March 31, 1995 and 1996............                     6

                             Notes to Consolidated Financial Statements (Unaudited)                     7

  ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS...................                     9

PART II-OTHER INFORMATION

  ITEM 1.                    LEGAL PROCEEDINGS.....................................                    13

  ITEM 2.                    CHANGES IN SECURITIES.................................                    13

  ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES.......................                    13

  ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...                    13

  ITEM 5.                    OTHER INFORMATION.....................................                    13

  ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K......................                    13

SIGNATURES.........................................................................                    14


PART I-FINANCIAL STATEMENTS
  ITEM 1.   FINANCIAL STATEMENTS

           LABORATORY SPECIALISTS OF AMERICA, INC. AND  SUBSIDIARIES
           ---------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                DECEMBER 31,               MARCH 31,
                                                                   1995                      1996
                                                               ------------             -------------
                                                                                         (UNAUDITED)
                           ASSETS
                           ------

CURRENT ASSETS:
  Cash and cash equivalents..................................    $2,411,051              $   884,795
  Accounts receivable, net of allowances of $91,546
    in 1995 and $353,546 in 1996.............................     1,096,477                1,984,499
  Income tax refund receivable...............................       131,626                   18,914
  Inventories................................................        87,542                  148,877
  Prepaid expenses and other.................................       115,491                  157,113
                                                                 ----------              -----------

    Total current assets.....................................     3,842,187                3,194,198
                                                                 ----------              -----------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $899,559 in 1995 and $952,203 in 1996......       830,660                1,518,308
                                                                 ----------              -----------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $69,104 in         1,539,045                1,772,971
    1995 and $79,387 in 1996.................................
  Customer list, net of accumulated amortization of $77,783
    in 1995, and $112,455 in 1996............................     1,001,707                4,267,045
  Deferred costs.............................................       105,437                   42,943
                                                                 ----------              -----------

    Total other assets.......................................     2,646,189                6,082,959
                                                                 ----------              -----------

    Total assets.............................................    $7,319,036              $10,795,465
                                                                 ==========              ===========




      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND  SUBSIDIARIES
           ---------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                  DECEMBER 31,                MARCH 31,
                                                                      1995                      1996
                                                                  ------------              -------------
                                                                                             (UNAUDITED)


              LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------

CURRENT LIABILITIES:
  Accounts payable..............................................    $  446,223              $ 1,062,688
  Accrued payroll...............................................       215,308                  375,230
  Accrued expenses..............................................        51,838                  401,146
  Current portion of long-term debt.............................            --                  286,186
                                                                    ----------              -----------

    Total current liabilities...................................       713,369                2,125,250
                                                                    ----------              -----------

LONG-TERM DEBT, net of current portion..........................       353,123                1,201,128
                                                                    ----------              -----------

DEFERRED INCOME TAXES...........................................        40,958                1,055,255
                                                                    ----------              -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $0.001 par value, 20,000,000 shares authorized,
    3,298,405 shares issued and outstanding.....................         3,298                    3,298
  Paid in capital in excess of par, common stock................     5,341,667                5,341,667
  Retained earnings.............................................       866,621                1,068,867
                                                                    ----------              -----------

    Total stockholders' equity..................................     6,211,586                6,413,832
                                                                    ----------              -----------

    Total liabilities and stockholders' equity..................    $7,319,036              $10,795,465
                                                                    ==========              ===========



      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES
           --------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------



                                                    FOR THE THREE    FOR THE THREE
                                                    MONTHS ENDED     MONTHS ENDED
                                                   MARCH 31, 1995   MARCH 31, 1996
                                                   ---------------  ---------------
                                                             (UNAUDITED)

REVENUES.........................................      $1,657,932       $1,948,536

COST OF LABORATORY SERVICES......................         732,348          840,161
                                                       ----------       ----------

  Gross profit...................................         925,584        1,108,375
                                                       ----------       ----------

OPERATING EXPENSES:
  Selling........................................         117,956          148,269
  General and administrative.....................         511,039          524,523
  Depreciation and amortization..................          54,245           91,336
                                                       ----------       ----------

    Total operating expenses.....................         683,240          764,128
                                                       ----------       ----------

    Income from operations.......................         242,344          344,247
                                                       ----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense...............................          (7,522)         (10,493)
  Interest income................................          31,801            9,971
  Other income...................................          20,000              207
                                                       ----------       ----------

    Total other income (expense).................          44,279             (315)
                                                       ----------       ----------

    Income before income taxes...................         286,623          343,932

INCOME TAX EXPENSE...............................         124,534          141,686
                                                       ----------       ----------

    Net income...................................      $  162,089       $  202,246
                                                       ==========       ==========

DIVIDEND ON PREFERRED STOCK......................           6,288               --
                                                       ----------       ----------

    Net income available to common stockholders..      $  155,801       $  202,246
                                                       ==========       ==========

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK AND COMMON STOCK
EQUIVALENTS OUTSTANDING..........................       3,298,405        3,310,112
                                                       ==========       ==========

NET INCOME PER COMMON STOCK
AND COMMON STOCK EQUIVALENTS.....................            $.05             $.06
                                                       ==========       ==========



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

          LABORATORY SPECIALISTS  OF AMERICA,  INC. AND SUBSIDIARIES
          ----------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------



                                                                        FOR THE THREE    FOR THE THREE
                                                                        MONTHS ENDED     MONTHS ENDED
                                                                       MARCH 31, 1995   MARCH 31, 1996
                                                                       ---------------  ---------------
                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................      $  162,089      $   202,246
  Adjustments to reconcile net income to net cash
    provided by operating activities -
      Depreciation and amortization..................................          54,245           91,336
      Provision for bad debts and other..............................           9,000           12,000
      Impact of changes in assets and liabilities, net of effect of the NPLI acquisition:
          Accounts receivable........................................        (305,780)        (264,746)
          Income tax refund  receivable..............................              --          160,989
          Inventories................................................         (15,889)          (5,541)
          Prepaid expenses and other.................................          95,014           31,676
         Accounts payable and accrued expenses.......................         100,344          (68,072)
                                                                           ----------      -----------
      Net cash provided by operating activities......................          99,023          159,888
                                                                           ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................         (58,563)         (38,171)
  Purchase of NPLI Stock, net of cash acquired.......................              --       (1,022,597)
  Acquisition costs..................................................          (3,953)         (76,622)
                                                                           ----------      -----------
      Net cash  used in investing activities.........................         (62,516)      (1,137,390)
                                                                           ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowings..................................              --         (528,212)

  Payments on long-term debt.........................................         (17,884)         (20,542)
                                                                           ----------      -----------
      Net cash used in financing activities..........................         (17,884)        (548,754)

                                                                           ----------      -----------

INCREASE  (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................................          18,623       (1,526,256)
                                                                           ----------      -----------

CASH AND CASH EQUIVALENTS, beginning
  of period..........................................................       2,444,442        2,411,051
                                                                           ----------      -----------

CASH AND CASH EQUIVALENTS, end of period.............................      $2,463,065      $   884,795
                                                                           ==========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest...........................      $    7,522      $    10,501
                                                                           ==========      ===========
  Cash paid during the period for taxes..............................      $   36,500      $     6,034
                                                                           ==========      ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES
           ---------------------------------------------------------


                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
    (INFORMATION FOR THE  THREE MONTHS ENDED MARCH 31, 1995, AND  MARCH 31,
                             1996, ARE UNAUDITED.)

1.  NPLI ACQUISITION
    ----------------

On January 2, 1996, the Company acquired all of the issued and outstanding capital stock (the "NPLI Stock") of National Psychopharmacology Laboratory, Inc., a Tennessee corporation ("NPLI"), and purchased goodwill (the NPLI Goodwill"), pursuant to a Stock Purchase Agreement dated January 1, 1996 (the "Purchase Agreement"), and NPLI became a wholly-owned subsidiary of the Company (the "NPLI Acquisition"). NPLI is engaged in forensic drug testing (urine drug screening with chain of custody) and clinical testing and analysis.

Pursuant to the Purchase Agreement and in connection with the NPLI Acquisition,
(i) the Company agreed to pay $1,375,000 for the NPLI Stock ( the "NPLI Stock Purchase Price") of which $1,075,000 was paid at closing to the shareholders of NPLI (the "NPLI Shareholders"), and two unsecured promissory notes (the "NPLI Promissory Notes"), valued at approximately $300,000, were issued and delivered to the NPLI Shareholders, (ii) the Company agreed to pay $140,000 for the NPLI Goodwill payable in 24 monthly installments commencing on February 1, 1996,
(iii) assumed net liabilities of NPLI of approximately $1,085,000, and (iv) incurred deferred income taxes of approximately $1,000,000 as a result of NPLI's tax basis being significantly less than the purchase price of the NPLI capital stock. All of the above will result in a total purchase price of approximately $3,600,000, substantially all of which will be recorded as intangible assets.

The aggregate principal amount of the NPLI Promissory Notes is subject to adjustment (increase or decrease) in the event revenues from forensic testing (employee urine drug screens that have a chain of custody) are greater or less than a certain level during the 12 months ended on January 2, 1997, determined in accordance with generally accepted accounting principles.

The forensic portion of NPLI's business was consildated into LSI's operation effective February 1996. NPLI's remaining revenues and expenses, associated with the clinical business, were deferred for reporting purposes, pending the sale of NPLI's clinical business. The Company expects the sale of NPLI's clinical business to be completed during 1996. A letter of intent was signed in April with due diligence and a definitive agreement expected to follow. Giving effect to the inclusion of NPLI's revenues and income, consolidated net income after tax would have been $199,526 on revenues of $3,013,785, for the period ended March 31, 1996. Earnings per common share would have remained unchanged at $.06 per share. The Company will adjust the purchase price allocation based upon amounts received from the expected disposition of the clinical business.

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The consolidated balance sheet at December 31, 1995, has been derived from the audited balance sheet of the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 11, 1996. The financial data for the interim periods presented may not necessarily reflect the results to be expected for the full year.

2.  EARNINGS PER COMMON SHARE
    -------------------------

Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of stock options. Outstanding warrants are not included in the weighted average shares outstanding for any period because their effect on the earnings per share calculation is antidilutive.

3.  GOODWILL AND CUSTOMER LIST
    --------------------------

Goodwill and customer lists are being amortized on a straight-line basis over twenty to forty years and fifteen years, respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and customer lists may warrant revision or that the remaining unamortized balance of goodwill or customer lists may not be recoverable. When factors, such as operating losses, loss of customers, loss or suspension for an extended period of laboratory certification, or changes in the drug testing industry, if present, indicate that goodwill or customer lists should be evaluated for possible impairment.
The Company uses an estimate of the related undiscounted cash flows over the remaining life of the goodwill or customer lists in measuring whether the goodwill and the customer lists are recoverable. Although management believes that goodwill and the customer lists are currently recoverable over the respective remaining amortization periods, it is possible, due to a change in circumstances, that the carrying value of goodwill and the customer lists could become impaired in the future. Such impairment could have a material effect on the results of operations in a particular reporting period.


4.  CONTINGENT LIABILITIES
    ----------------------

Incidental to its business, the Company from time to time is sued by individuals who have tested positive for drugs of abuse or who allege that improper analysis has been performed, generally arising from LSI's alleged failure to properly administer drug urinalysis tests or NPLI's alleged improper analysis. LSI and NPLI are currently defendants in several such lawsuits. Based upon prior successful defense of similar-type lawsuits, the Company believes it has valid defenses to each of such lawsuits, and intends to vigorously defend in such actions. Although each of LSI and NPLI maintain insurance to protect itself against such liability, and LSI and NPLI's insurance carriers have assumed the defense of LSI and NPLI in connection with certain actions, the extent of such insurance coverage is limited, both in terms of types of risks covered by the policies and the amount of coverage. In the opinion of the Company's management and it's legal counsel, these suits and claims should not result in judgments or settlements which would have a material adverse effect on the Company's results of operations or financial position. Although, neither LSI nor NPLI has experienced any material liability related to such claims, there can be no assurance that LSI or NPLI, and possibly LSAI, will not at some time in the future experience significant liability in connection with such claims and such liability may exceed the extent of such insurance coverage, both in terms of risks covered by the policies and the amount of coverage, which could have a material adverse effect upon the results of operations and financial condition of the Company.

5.  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
    -------------------------------------------------------------------

In conjunction with the acquisition of the capital stock of NPLI, liabilities were assumed as follows:

  Fair value of assets acquired       $   3,600,000
  Cash paid at closing                   (1,075,000)
                                     --------------
   Liabilities and deferred
    income taxes assumed              $   2,525,000
                                     ==============

A capital lease obligation of approximately $650,000 was incurred when LSI entered into an agreement with a vendor to buy equipment and certain lab supplies at a fixed price per drug screen performed. The minimum monthly amount under the agreement is approximately $47,000, with approximately $13,000 per month allocated to the principle and interest of the capital lease obligation, with the remaining cost being allocated to the cost of laboratory supplies. The agreement resulted in LSI recording approximately $650,000 in additional equipment, with an equal amount of capital lease obligation recorded as long-term debt obligation payable over five years.

All of the above transactions, except the cash paid at closing in connection with the purchase of the NPLI stock and the monthly payment to the vendor, are non-cash transactions and have been excluded from the accompanying statement of cash flows.

6.   SUBSEQUENT EVENTS
    ------------------

On April 3, 1996, LSAI issued 15,000 shares of common stock to a public relations firm in exchange for public relations services to be performed over a 36-month period ending on March 31, 1998.

ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       NPLI ACQUISITION. On January 2, 1996, the Company acquired all of the issued and outstanding capital stock (the "NPLI Stock") of National Psychopharmacology Laboratory, Inc., a Tennessee corporation ("NPLI"), and purchased goodwill (the NPLI Goodwill"), pursuant to a Stock Purchase Agreement dated January 1, 1996 (the "Purchase Agreement"), and NPLI became a wholly-owned subsidiary of the Company (the "NPLI Acquisition"). NPLI is engaged in forensic drug testing (urine drug screening with chain of custody) and clinical testing and analysis.

Pursuant to the Purchase Agreement and in connection with the NPLI Acquisition,
(i) the Company agreed to pay $1,375,000 for the NPLI Stock ( the "NPLI Stock Purchase Price") of which $1,075,000 was paid at closing to the shareholders of NPLI (the "NPLI Shareholders"), and two unsecured promissory notes (the "NPLI Promissory Notes"), valued at approximately $300,000, were issued and delivered to the NPLI Shareholders, (ii) the Company agreed to pay $140,000 for the NPLI Goodwill payable in 24 monthly installments commencing on February 1, 1996,
(iii) assumed net liabilities of NPLI of approximately $1,085,000, and (iv) incurred deferred income taxes of approximately $1,000,000 as a result of NPLI's tax basis being significantly less than the purchase price of the NPLI capital stock. All of the above will result in a total purchase price of approximately $3,600,000, substantially all of which will be recorded as intangible assets.

The aggregate principal amount of the NPLI Promissory Notes is subject to adjustment (increase or decrease) in the event revenues from forensic testing (employee urine drug screens that have a chain of custody) are greater or less than a certain level during the 12 months ended on January 2, 1997, determined in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

  The following table sets forth selected results of operations for (i) the fiscal years ended December 31, 1994 and 1995, which are derived from the audited financial statements of the Company and (ii) for the three months ended March 31, 1995 and 1996, which are derived from the unaudited financial statements of the Company which include, in the opinion of management of the Company, all normal recurring adjustments which management of the Company considers necessary for a fair statement of the results for such periods. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                     FOR THE YEAR ENDED DECEMBER 31,                      THREE MONTHS ENDED MARCH 31,
                                ------------------------------------------     ------------------------------------------------
                                        1994                  1995                  1995                      1996
                                --------------------  --------------------  --------------------  -----------------------------
                                                                                (UNAUDITED)                (UNAUDITED)
                                  AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT       AMOUNT         PERCENT
                                ----------  --------  ----------  --------  ----------  --------  ---------------  ------------
Revenues......................  $5,000,524    100.0%  $6,925,716    100.0%  $1,657,932    100.0%       $1,948,536        100.0%
Cost of revenues..............   2,291,345     45.8%   3,246,470     46.9%     732,348     44.2%          840,161         43.1%
                                ----------    -----   ----------    -----   ----------    -----        ----------        -----
Gross profit..................   2,709,179     54.2%   3,679,246     53.1%     925,584     55.8%        1,108,375         56.9%
                                ----------    -----   ----------    -----   ----------    -----        ----------        -----
Operating expenses:
  Selling.....................     432,920      8.7%     561,470      8.1%     117,956      7.1%          148,269          7.6%
  General and administrative..   1,681,722     33.6%   2,157,410     31.2%     511,039     30.8%          524,523         26.9%
  Depreciation and
     amortization.............     158,884      3.2%     232,535      3.3%      54,245      3.3%           91,336          4.7%
                                ----------    -----   ----------    -----   ----------    -----        ----------        -----
Total operating expenses......   2,273,526     45.5%   2,951,415     42.6%     683,240     41.2%          764,128         39.2%
                                ----------    -----   ----------    -----   ----------    -----        ----------        -----
Income from operations........  $  435,653      8.7%  $  727,831     10.5%  $  242,344     14.6%       $  344,247         17.7%
                                ==========    =====   ==========    =====   ==========    =====        ==========        =====

  During the three months ended March 31, 1996, LSI experienced a 3.5 percent decrease in the price per specimen, compared to the three months ended March 31, 1995, principally due to increased price competition amongst providers of drug testing services, price per specimen being the most important factor in obtaining and maintaining clients. Management of LSI closely monitors its price per specimen, the prices of its competitors and the costs of processing specimens to remain competitive, as well as profitable. Although it appears that the price decline per specimen has generally stabilized there can be no assurance that price decline per specimen will not further decline during 1996. In the event price stabilization does not occur as anticipated, LSI will, as it has in the past, take appropriate measures to downsize its drug testing personnel and possibly further automate the testing process and employ additional technology to continue profitability, although there can be no assurance that such measures will assure profitability in the event of substantial price reductions within the short term.

  Comparison of Three-Month Periods Ended March 31, 1995 and 1996

  Revenues increased to $1,948,536 in the three months ended March 31, 1996 (the "1996 Interim Period"), from $1,657,932 in three months ended March 31, 1995 (the "1995 Interim Period"), an increase of 17.5 percent. The increase in revenues was due to a 25 percent increase in the number of specimens analyzed during the 1996 Interim Period as compared to the 1995 Interim Period, although partially offset by a decrease of 3.5 percent in the average price per specimen. The increase in number of specimens analyzed was attributable to the NPLI Acquisition as well as obtaining new clients through LSI's normal sales and marketing efforts. The decrease in the average price per specimen was principally due to increased price competition among providers of drug testing services, price per specimen being the most important factor in obtaining and maintaining clients. There can be no assurance that price per specimen will not further decline in 1996. Although the number of specimens analyzed increased significantly in the 1996 Interim Period, cost of revenues only increased $107,813, from $732,348 in the 1995 Interim Period to $840,161 in the 1996 Interim Period. Gross profit on revenues increased as a percentage of revenues from 55.8 percent in the 1995 Interim Period to 56.9 percent in 1996 Interim Period.

  Operating expenses increased from $683,240 in the 1995 Interim Period to $764,128 in the 1996 Interim Period, an increase of 11.8 percent, but decreased as a percentage of revenues from 41.2 percent to 39.2 percent. The increase in operating expenses was attributable to the increases in general and administrative expenses of $13,484, selling expense of $30,313 and depreciation and amortization expense of $37,091 in the 1996 Interim Period, as compared to the 1995 Interim Period. The increase in selling was due to the addition of one sales representative added to assist in maintaining forensic clients acquired in the NPLI Acquisition. Depreciation increased due to the addition of new laboratory equipment at LSI in March of 1996, while amortization increased due to the acquisition of NPLI and the amortization of the NPLI customer list.

  Income from operations increased from $242,344 in the 1995 Interim Period to $344,247 in the 1996 Interim Period, a 42 percent increase. Operating income increased from 14.6 percent of revenues in the 1995 Interim Period to 17.7 percent of revenues in the 1996 Interim Period principally due to the increase in specimens analyzed, while cost of revenues and operating expenses only marginally increased.

  Interest expense increased from $7,522 in the 1995 Interim Period to $10,493 in the 1996 Interim Period, a 39.5 percent increase. Interest income decreased from $31,801 in the 1995 Interim Period to $9,971 in the 1996 Interim Period as a result of the decrease in cash remaining for investment, from the public offering proceeds, due to the acquisitions. Other income decreased from $20,000 in the 1995 Interim Period to $207 in the 1996 Interim Period, due to a the non-reoccurring settlement on a lawsuit in which LSI was the plaintiff, in the 1995 Interim Period. Net income, after provision for income taxes, increased from $155,801 in the 1995 Interim Period to $202,246 in the 1996 Interim Period, a
29.8 percent increase.

  Quarterly Results of Operations

  LSI and NPLI's operations are affected by seasonal trends to which drug testing laboratories are generally subject. In LSI's experience, testing volume tends to be higher in the second calendar quarter and lower in the winter holiday season and the beginning of the first calendar quarter primarily due to hiring patterns which affect pre-employment drug testing. Because the general and administrative expenses associated with maintaining and adding to the testing work force are relatively fixed over the short term, margins tend to increase in periods of higher testing volume and decrease in periods of lower testing volume. These effects are not always apparent because of the impact and timing of the startup of new businesses and other factors such as the timing and amount of price increases or decreases. Nevertheless, the results of operations for a particular quarter may not be indicative of the results to be expected during other quarters.

  Income Taxes

  Income taxes accrued for the three months ended March 31, 1996, were based on an effective combined federal and state corporate income tax rate of approximately 40 percent of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company has financed its growth from bank borrowings and related party borrowings. Net cash provided by operating activities totaled $159,888 in the three months ended March 31, 1996, and $99,023 in the three months ended March 31, 1995. As of March 31, 1996, LSAI had working capital of $1,068,948, compared to working capital of $3,128,818, at December 31, 1995. In the event the Company's revenues increase as anticipated by management of the Company, the Company's working capital requirements will also increase and such requirements may exceed the net cash provided by operating activities and require that cash be used in operating activities from sources other than operations, including the available cash and cash equivalents (which were $884,795 at March 31, 1996) and borrowings. The increase in cash used in operations will principally be due to the timing differential between Company's payment for materials and services to its suppliers and employee work force, and the time at which the Company receives payment from its customers.

  On December 27, 1995, LSI entered into a revolving line of credit loan agreement with Hibernia National Bank (the "Bank"), which will mature on December 27, 1996, under which LSI may draw up to $1,000,000 (the "Revolving Loan"). As of March 31, 1996, there were no borrowings outstanding under the Revolving Loan. It is anticipated that any advances on the Revolving Loan will be based upon LSI's liquid assets including its accounts receivable. Amounts drawn under the Revolving Loan bear interest at Citibank, N.A. rate. The Revolving Loan is secured by the accounts receivable, intangible assets, and by a mortgage on the building owned by LSI, and is guaranteed by LSAI. The loan agreement contains various covenants, including certain financial ratios.

FUTURE OPERATIONS AND LIQUIDITY

  On October 11, 1994, the Company completed a public offering of common stock and warrants, which resulted in net proceeds to the Company of approximately $3,260,000. The proceeds from the Offering have been invested in short-term investments pending expenditure for the acquisition of companies engaged in the providing of drug testing services. From such proceeds, LSAI has expended approximately $790,000 in connection with the NDAC Asset Purchase and, in connection with the NPLI Acquisition which was consummated on January 2, 1996, the balance of the proceeds of the Offering was expended.

  In connection with the Peterson Share Exchange, LSI issued to MBf USA, its former parent, the MBf Promissory Note (in the principal amount of $353,123, providing for interest at seven percent per annum). The MBf Promissory Note is secured by substantially all of the assets of LSI. Furthermore, in connection with the LSI Acquisition, LSAI issued to Arthur R. Peterson, Jr. 300,000 shares of Series I Preferred Stock, $1.00 stated value. On July 10, 1995, the Series I Preferred Stock was redeemed in full for $300,000. There can be no assurance that cash flows from operations of LSI will be sufficient to service LSI's obligations under the MBf Promissory Note. LSAI's cash flows currently are entirely dependent upon the operations of LSI, and such dependency may continue indefinitely, even if LSAI expands its operations through acquisitions of additional drug testing companies.

  As of the date hereof the Company does not currently have any significant capital commitments. The Company anticipates that existing cash balances, and funds to be generated from future operations will be sufficient to fund operations, and budgeted capital expenditures of the Company through 1997.

  FUTURE ASSESSMENT OF RECOVERABILITY AND IMPAIRMENT OF GOODWILL. The carrying value and recoverability of unamortized goodwill and customer lists will be periodically reviewed by management of the Company. If the facts and circumstances suggest that the goodwill or customer lists may be impaired, the carrying value of goodwill or customer lists will be adjusted which will result in an immediate charge against income during the period of the adjustment and/or the length of the remaining amortization period may be shortened which will result in an increase in the amount of goodwill or customer list amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. In the event management of the Company determines that goodwill or the customer list has become impaired, the adjustment for impairment and recoverability will most likely occur during a period of operations in which the Company has sustained losses or has only marginal profitability from operations, and the impairment and/or increased amortization amount will either increase such losses from operations or further reduce profitability.

PART II-OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS

  LSAI does not have any pending litigation. In the ordinary course of its business, LSI and NPLI from time to time are sued by individuals who have tested positive for drugs of abuse or who allege that improper clinical analysis has been performed by NPLI. To date, LSI and NPLI have not experienced any material liability related to these claims, although there can be no assurance that LSI or NPLI will not at some time in the future experience significant liability in connection with such claims. Based upon the prior successful defense of similar-type litigation, LSI and NPLI believe they have valid defenses to the plaintiff's claims in all pending litigation, and LSI and NPLI intend to vigorously defend themselves in such litigation. LSI and NPLI are not currently a defendant party in any other legal proceedings other than routine litigation that is incidental to the business of LSI and NPLI, and management of LSI and NPLI believe the outcome of such legal proceedings will not have a material adverse effect upon the results of operations or financial condition of LSI and NPLI. Furthermore, management of LSI and NPLI believe that the liability coverage is adequate with respect to the pending litigation and, in general, for business of LSI and NPLI.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits:

         Not applicable.

  (b)    Reports on Form 8-K

         Not applicable.

SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      LABORATORY SPECIALISTS OF
                                           AMERICA, INC.
                                           (Registrant)



Date:  May 17, 1996              By: /s/ Arthur R. Peterson, Jr.
                                 -------------------------------
                                         Arthur R. Peterson, Jr.
                                           Treasurer