Form 10QSB
period 1996-06-30
LABORATORY SPECIALISTS OF AMERICA INC
filed 1996-08-13
CIK 925052

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NUMBER 0-24988

                    LABORATORY SPECIALISTS OF AMERICA, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           OKLAHOMA                                    73-145065
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

     101 PARK AVENUE, SUITE 810
      OKLAHOMA CITY, OKLAHOMA                         73102-7202
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                (405) 232-9800
                          (ISSUER'S TELEPHONE NUMBER)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes         No  X  .
                                                              -----      -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____ No___


APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 1996, 3,313,405 shares of issuer's Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes ____  No X
                                                                        ---



                                       Total Sequentially Numbered Pages is   60
                                                                              --
                    Index to Exhibits Appears on Sequentially Numbered Page   15
                                                                              --

                    LABORATORY SPECIALISTS OF AMERICA, INC.

                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page
                                                                            ----
PART I-FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS


           Consolidated Balance Sheets (Unaudited)
             June 30, 1996, and December 31, 1995..................            3

           Consolidated Statements of Income (Unaudited)
             Three and Six Months Ended June 30, 1995 and 1996.....            5

           Consolidated Statements of Cash Flows (Unaudited)
             Six Months Ended June 30, 1995 and 1996...............            6

           Notes to Consolidated Financial Statements (Unaudited)..            7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...................            9

PART II-OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS.......................................           13

  ITEM 2.  CHANGES IN SECURITIES...................................           13

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................           13

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....           13

  ITEM 5.  OTHER INFORMATION.......................................           13

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................           13

SIGNATURES.........................................................           14

PART I-FINANCIAL STATEMENTS
  ITEM 1.  FINANCIAL STATEMENTS

           LABORATORY SPECIALISTS OF AMERICA, INC. AND  SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,      JUNE 30,
                                                                   1995            1996
                                                               ------------     ----------
                                                                                (UNAUDITED)
                           ASSETS
                           ------
CURRENT ASSETS:
  Cash and cash equivalents..................................    $2,411,051   $   781,218
  Accounts receivable, net of allowances of $91,546
    in 1995 and $347,875 in 1996.............................     1,096,477     2,165,345
  Income tax refund receivable...............................       131,626        20,922
  Inventories................................................        87,542       137,731
  Prepaid expenses and other.................................       115,491       151,257
                                                                 ----------   -----------

    Total current assets.....................................     3,842,187     3,256,473
                                                                 ----------   -----------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $899,559 in 1995 and $1,016,247 in 1996....       830,660     1,463,856
                                                                 ----------   -----------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $69,104 in
    1995 and $103,275 in 1996................................     1,539,045     2,049,082
  Customer list, net of accumulated amortization of $77,783
    in 1995, and $147,106 in 1996............................     1,001,707     3,932,384
  Deferred costs.............................................       105,437        10,714
                                                                 ----------   -----------

    Total other assets.......................................     2,646,189     5,992,180
                                                                 ----------   -----------

    Total assets.............................................    $7,319,036   $10,712,509
                                                                 ==========   ===========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND  SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,   JUNE 30,
                                                                            1995         1996
                                                                        ------------  ----------
                                                                                      (UNAUDITED)
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable....................................................    $  446,223   $   837,341
  Accrued payroll.....................................................       215,308       338,022
  Accrued expenses....................................................        51,838       409,423
  Current portion of long-term debt...................................            --       229,631
                                                                          ----------   -----------

    Total current liabilities.........................................       713,369     1,814,417
                                                                          ----------   -----------

LONG-TERM DEBT, net of current portion................................       353,123     1,195,792
                                                                          ----------   -----------

DEFERRED INCOME TAXES.................................................        40,958     1,055,255
                                                                          ----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Common stock, $0.001 par value, 20,000,000 shares authorized,
    3,298,405 shares issued and outstanding at 12/31/95 and
     3,313,405 shares issued and outstanding a 6/30/96................         3,298         3,313
  Paid in capital in excess of par, common stock......................     5,341,667     5,366,027
  Retained earnings...................................................       866,621     1,277,705
                                                                          ----------   -----------

    Total stockholders' equity........................................     6,211,586     6,647,045
                                                                          ----------   -----------

    Total liabilities and stockholders' equity........................    $7,319,036   $10,712,509
                                                                          ==========   ===========



      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

            LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                   UNAUDITED

                                                FOR THE THREE   FOR THE THREE    FOR THE SIX     FOR THE SIX
                                                MONTHS ENDED     MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                                JUNE 30, 1995   JUNE 30, 1996   JUNE 30, 1995   JUNE 30, 1996
                                               ---------------  --------------  --------------  --------------
REVENUES.....................................      $1,799,386      $2,291,171      $3,457,318      $4,239,707
                                                   ----------      ----------      ----------      ----------

COST OF LABORATORY SERVICES..................         797,474       1,016,373       1,529,822       1,856,534
                                                   ----------      ----------      ----------      ----------

  Gross profit...............................       1,001,912       1,274,798       1,927,496       2,383,173
                                                   ----------      ----------      ----------      ----------

OPERATING EXPENSES:
  Selling....................................         165,571         166,227         283,527         314,496
  General and administrative.................         593,005         607,082       1,104,044       1,131,605
  Depreciation and amortization..............          55,391         130,108         109,636         221,444
                                                   ----------      ----------      ----------      ----------

    Total operating expenses.................         813,967         903,417       1,497,207       1,667,545
                                                   ----------      ----------      ----------      ----------

    Income from operations...................         187,945         371,381         430,289         715,628
                                                   ----------      ----------      ----------      ----------

OTHER INCOME (EXPENSE):
  Interest expense...........................          (9,361)        (18,832)        (16,883)        (29,325)
  Interest income............................          34,130           9,701          65,931          19,672
  Other income...............................         187,509             300         207,509             507
                                                   ----------      ----------      ----------      ----------

    Total other income (expense).............         212,278          (8,831)        256,557          (9,146)
                                                   ----------      ----------      ----------      ----------

    Income before income taxes...............         400,223         362,550         686,846         706,482

INCOME TAX EXPENSE...........................         172,246         153,713         296,780         295,398
                                                   ----------      ----------      ----------      ----------

    Net income...............................      $  227,977      $  208,837      $  390,066      $  411,084
                                                   ==========      ==========      ==========      ==========

DIVIDEND ON PREFERRED STOCK..................           6,288              --          12,576              --
                                                   ----------      ----------      ----------      ----------

Net income available to common stockholders..      $  221,689      $  208,837      $  377,490      $ 411, 084
                                                   ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK AND COMMON STOCK
EQUIVALENTS OUTSTANDING......................       3,298,405       3,326,135       3,298,405       3,318,127
                                                   ==========      ==========      ==========      ==========

NET INCOME PER COMMON STOCK
AND COMMON STOCK EQUIVALENT..................            $.07            $.06            $.11            $.12
                                                   ==========      ==========      ==========      ==========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

          LABORATORY SPECIALISTS  OF AMERICA,  INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE SIX     FOR THE SIX
                                                                        MONTHS ENDED    MONTHS ENDED
                                                                       JUNE 30, 1995   JUNE 30, 1996
                                                                       --------------  --------------
                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................     $  390,066     $   411,084
  Adjustments to reconcile net income to net cash
    provided by operating activities -
      Depreciation and amortization..................................        109,636         221,444
      Provision for bad debts and other..............................         18,000          24,000
      Impact of changes in assets and liabilities, net of effect of the NPLI acquisition:
          Accounts receivable........................................       (380,345)       (457,593)
          Inventories................................................        (15,341)          5,604
          Income tax receivable......................................             --         158,982
          Prepaid expenses and other.................................       (101,289)        100,391
          Accounts payable and accrued expenses......................        126,475        (278,271)
          Income taxes payable.......................................        147,054              --
                                                                          ----------     -----------
      Net cash provided by operating activities......................        294,256         185,641
                                                                          ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................       (143,693)        (61,533)
  Purchase of NPLI Stock, net of cash acquired.......................             --      (1,022,597)
  Acquisition costs..................................................        (78,525)       (120,699)
                                                                          ----------     -----------
      Net cash  used in investing
        activities...................................................       (222,218)     (1,204,829)
                                                                          ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowing...................................             --        (545,621)
  Dividends paid.....................................................        (12,576)             --
  Payments on long-term debt.........................................        (42,263)        (65,024)
                                                                          ----------     -----------
      Net cash used in financing
        activities...................................................        (54,839)       (610,645)
                                                                          ----------     -----------

INCREASE  (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................................         17,199      (1,629,833)
                                                                          ----------     -----------

CASH AND CASH EQUIVALENTS, beginning
  of period..........................................................      2,444,442       2,411,051
                                                                          ----------     -----------

CASH AND CASH EQUIVALENTS, end of period.............................     $2,461,641     $   781,218
                                                                          ==========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest...........................     $    8,894     $    16,170
                                                                          ==========     ===========
  Cash paid during the period for taxes..............................     $   46,000     $   197,949
                                                                          ==========     ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

           LABORATORY SPECIALISTS OF AMERICA,  INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
   (INFORMATION FOR THE  THREE AND SIX MONTHS ENDED JUNE 30, 1995, AND
                        JUNE 30, 1996, ARE UNAUDITED.)

1.  GENERAL

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

2.  NPLI ACQUISITION

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

Pursuant to the Purchase Agreement and in connection with the NPLI Acquisition,
(i) the Company agreed to pay $1,375,000 for the NPLI Stock ( the "NPLI Purchase Cost") of which $1,075,000 was paid at closing to the shareholders of NPLI (the "NPLI Shareholders"), and two unsecured promissory notes (the "NPLI Promissory Notes"), valued at approximately $300,000, were issued and delivered to the NPLI Shareholders, (ii) the Company agreed to pay $140,000 for the NPLI Goodwill payable in 24 monthly installments commencing on February 1, 1996, (iii) assumed net liabilities of NPLI of approximately $1,085,000, and (iv) incurred deferred income taxes of approximately $1,000,000 as a result of NPLI's tax basis of its assets being significantly less than the purchase price of the NPLI capital stock. All of the above resulted in a total purchase price of approximately $3,600,000, substantially all of which was recorded as intangible assets.

The aggregate principal amount of the NPLI Promissory Notes is subject to adjustment (increase or decrease) in the event revenues from forensic testing (employee urine drug screens that have a chain of custody) are greater or less than a certain level during the 12 months ended on January 2, 1997, determined in accordance with generally accepted accounting principles.

The forensic portion of NPLI's business was consolidated into LSI's operation effective February 1996. NPLI's remaining revenues and expenses associated with the clinical business were deferred for reporting purposes, pending the sale of NPLI's clinical business. The Company intends to sell NPLI's clinical business before the end of 1996. A letter of intent was signed in April, however a definitive agreement was not reached. The Company is currently seeking additional offers for the sale of the clinical business. Giving effect to the inclusion of NPLI's revenues and income, consolidated net income, after tax would have been $427,949 on revenues of $6,318,112, for the period ended June 30, 1996, resulting in earnings per common share of $.13 for the six months ended June 30, 1996. The Company will adjust the NPLI Purchase Cost purchase price allocation based upon amounts received from the expected disposition of the clinical business.

3.  EARNINGS PER COMMON SHARE

Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of stock options. Outstanding warrants are not included in the weighted average shares outstanding for any period because their effect on the earnings per share calculation is antidilutive.

4.  GOODWILL AND CUSTOMER LIST
    --------------------------

Goodwill and customer lists are being amortized on a straight-line basis over twenty to forty years and fifteen years, respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and customer lists may warrant revision or that the remaining unamortized balance of goodwill or customer lists may not be recoverable. When factors, such as operating losses, loss of customers, loss or suspension for an extended period of laboratory certification, or changes in the drug testing industry, if present, indicate that goodwill or customer lists should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the goodwill or customer lists in measuring whether the goodwill and the customer lists are recoverable. Although management believes that goodwill and the customer lists are currently recoverable over the respective remaining amortization periods, it is possible, due to a change in circumstances, that the carrying value of goodwill and the customer lists could become impaired in the future. Such impairment could have a material effect on the results of operations in a particular reporting period.

5.  CONTINGENT LIABILITIES

Incidental to its business, the Company from time to time is sued by individuals who have tested positive for drugs of abuse or who allege that improper analysis has been performed, generally arising from Laboratory Specialists, Inc.'s, the company's wholly owned subsidiary ("LSI"), alleged failure to properly administer drug urinalysis tests or NPLI's alleged improper analysis. LSI and NPLI are currently defendants in several such lawsuits. Based upon prior successful defense of similar-type lawsuits, the Company believes it has valid defenses to each of such lawsuits, and intends to vigorously defend in such actions. Although each of LSI and NPLI maintain insurance to protect itself against such liability, and LSI and NPLI's insurance carriers have assumed the defense of LSI and NPLI in connection with certain actions, the extent of such insurance coverage is limited, both in terms of types of risks covered by the policies and the amount of coverage. In the opinion of the Company's management and it's legal counsel, these suits and claims should not result in judgments or settlements which would have a material adverse effect on the Company's results of operations or financial position. Although, neither LSI nor NPLI has experienced any material liability related to such claims, there can be no assurance that LSI or NPLI, and possibly LSAI, will not at some time in the future experience significant liability in connection with such claims and such liability may exceed the extent of such insurance coverage, both in terms of risks covered by the policies and the amount of coverage, which could have a material adverse effect upon the results of operations and financial condition of the Company.

6.  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

In conjunction with the acquisition of the NPLI Stock, liabilities were assumed as follows:

  Fair value of assets acquired                       $   3,600,000
  Cash paid at closing                                   (1,075,000)
                                                      ---------------
     Liabilities and deferred income taxes assumed    $   2,525,000
                                                      ==============

A capital lease obligation of approximately $650,000 was incurred when LSI entered into an agreement with a vendor to buy equipment and certain lab supplies at a fixed price per drug screen performed. The minimum monthly amount under the agreement is approximately $47,000, with approximately $13,000 per month allocated to the principal and interest of the capital lease obligation, and the remaining cost being allocated to the cost of laboratory supplies. The agreement resulted in LSI recording approximately $650,000 in additional equipment, with an equal amount of capital lease obligation recorded as long-term debt obligation payable over five years.

All of the above transactions, except the cash paid at closing in connection with the purchase of the NPLI Stock and the monthly payment to the vendor, are non-cash transactions and have been excluded from the accompanying statements of cash flows.

7.   SIGNIFICANT EVENTS

The Company entered into a five year employment agreement with Arthur R. Peterson, Jr., the President of LSI, which became effective April 15, 1996. The agreement provides for a base salary of $125,000 per year with a bonus equal to
10% of the pre-tax profits of LSI, up to $50,000 per year.   The Company also
amended the employment agreements of Larry Howell and John Simonelli, the
Company's President and CEO, respectively,   to extend the term of the
agreements to April 15, 2000, and to increase the annual compensation of each individual to $112,500.

The Company entered into an office lease for approximately 1,800 square feet in Oklahoma City. The lease calls for approximate annual payments of $20,000 and is for a four year term.

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

 Pursuant to the Purchase Agreement and in connection with the NPLI Acquisition,
(i) the Company agreed to pay $1,375,000 for the NPLI Stock ( the "NPLI Stock Purchase Price") of which $1,075,000 was paid at closing to the shareholders of NPLI (the "NPLI Shareholders"), and two unsecured promissory notes (the "NPLI Promissory Notes"), valued at approximately $300,000, were issued and delivered to the NPLI Shareholders, (ii) the Company agreed to pay $140,000 for the NPLI Goodwill payable in 24 monthly installments commencing on February 1, 1996,
(iii) assumed net liabilities of NPLI of approximately $1,085,000, and (iv) incurred deferred income taxes of approximately $1,000,000 as a result of NPLI's tax basis being significantly less than the purchase price of the NPLI Stock. All of the above will result in a total purchase price of approximately $3,600,000, substantially all of which will be recorded as intangible assets.

 The aggregate principal amount of the NPLI Promissory Notes is subject to adjustment (increase or decrease) in the event revenues from forensic testing (employee urine drug screens that have a chain of custody) are greater or less than a certain level during the 12 months ended on January 2, 1997, determined in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

 The following table sets forth selected results of operations for (i) the three months ended June 30, 1995 and 1996, which are derived from the unaudited financial statements of the Company and (ii) for the six months ended June 30, 1995 and 1996, which are derived from the unaudited financial statements of the Company which include, in the opinion of management of the Company, all normal recurring adjustments which management of the Company considers necessary for a fair statement of the results for such periods The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                        THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                                --------------------------------------------  --------------------------------------------------
                                        1995                   1996                   1995                      1996
                                ---------------------  ---------------------  ---------------------  ---------------------------
                                (UNAUDITED)            (UNAUDITED)            (UNAUDITED)             (UNAUDITED)

                                  AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT       AMOUNT        PERCENT
                                -----------            -----------  --------  -----------  --------  --------------  -----------
Revenues......................  $1,799,386     100.0%  $2,291,171     100.0%  $3,457,318     100.0%     $4,239,707        100.0%
Cost of revenues..............     797,474      44.3%   1,016,373      44.4%   1,529,822      44.2%      1,856,534         43.8%
                                ----------     -----   ----------     -----   ----------     -----      ----------        -----
Gross profit..................   1,001,912      55.7%   1,274,798      55.6%   1,927,496      55.8%      2,383,173         56.2%
                                ----------     -----   ----------     -----   ----------     -----      ----------        -----
Operating expenses:
  Selling.....................     165,571       9.2%     166,227       7.2%     283,527       8.2%        314,496          7.4%
  General and administrative..     593,005      33.0%     607,082      26.5%   1,104,044      31.9%      1,131,605         26.7%
  Depreciation and
     amortization.............      55,391       3.1%     130,108       5.7%     109,636       3.2%        221,444          5.2%
                                ----------     -----   ----------     -----   ----------     -----      ----------        -----
Total operating expenses......     813,967      45.3%     903,417      39.4%   1,497,207      43.3%      1,667,545         39.3%
                                ----------     -----   ----------     -----   ----------     -----      ----------        -----
Income from operations........  $  187,945      10.4%  $  371,381      16.2%  $  430,289      12.5%     $  715,628         16.9%
                                ==========     =====   ==========     =====   ==========     =====      ==========        =====

    During the three and six months ended June 30, 1996, LSI experienced a
3.1 percent and 3.4 percent decrease respectively in the price per specimen, compared to the three and six months ended June 30, 1995, principally due to increased price competition among providers of drug testing services, price per specimen being the most important factor in obtaining and maintaining clients. Management of LSI closely monitors its price per specimen, the prices of its competitors and the costs of processing specimens to remain competitive, as well as profitable. There can be no assurance that price decline per specimen will not further decline during 1996. In the event price stabilization does not occur as anticipated, LSI will, as it has in the past, take appropriate measures to downsize its drug testing personnel and possibly further automate the testing process and employ additional technology to continue profitability, although there can be no assurance that such measures will assure profitability in the event of substantial price reductions within the short term.

Comparison of Three-Month and Six-Month Periods Ended June 30, 1995 and 1996

    Revenues increased to $4,239,707 in the six months ended June 30, 1996 (the "1996 Interim Period"), from $3,457,318 in the six months ended June 30, 1995 (the "1995 Interim Period"), an increase of 22.6 percent. Revenues increased to $2,291,171 in the three months ended June 30, 1996 (the "1996 Second Quarter"), from $1,799,386 in the three months ended June 30, 1995 (the "1995 Second Quarter"), an increase of 27.3 percent. The increase in revenues was due to a
30.5 percent increase and 35.4 percent increase in the number of specimens analyzed during the 1996 Interim Period as compared to the 1995 Interim Period and 1996 Second Quarter as compared to the 1995

Second Quarter, respectively, although partially offset by a decrease of 4.2 percent and 3.1 percent respectively in the average price per specimen. The increase in number of specimens analyzed was attributable to the NPLI Acquisition as well as LSI's normal sales and marketing efforts. The decrease in the average price per specimen was principally due to increased price competition among providers of drug testing services, price per specimen being the most important factor in obtaining and maintaining clients. There can be no assurance that price decline per specimen will not further decline in 1996.

    Operating expenses increased from $1,497,207 in the 1995 Interim Period to $1,667,545 in the 1996 Interim Period and from $813,967 in the 1995 Second Quarter to $903,417 in the 1996 Second Quarter, an increase of 11.4 percent and
11.0 percent, respectively, and decreased as a percentage of revenues from 43.3 percent to 39.3 percent and 45.3 percent to 39.4 percent, respectively. The increase in operating expenses was attributable to the increase in general and administrative expenses of $27,561 for the Interim Period and $14,077 for the Second Quarter while selling expense increased by $30,969 for the Interim Period and $656 for the Second Quarter and depreciation and amortization increased by $111,808 in the 1996 Interim Period compared to the 1995 Interim Period and by $74,717 in the 1996 Second Quarter as compared to the 1995 Second Quarter. The increase in general and administrative expenses was principally as a result of the increase in executive officer compensation along with accrued bonuses for certain key employees of LSI. The increase in selling expenses was due to the addition of one sales representative, added to assist in maintaining forensic clients acquired in the NPLI Acquisition, although partially offset by a reduction in commissions expense. Depreciation increased due to the addition of new laboratory equipment at LSI in March of 1996, while amortization increased due to the acquisition of NPLI and the amortization of the NPLI customer list and goodwill.

    Interest expense increased from $16,883 in the 1995 Interim Period to $29,325 in 1996 Interim Period, a 73.7 percent increase, and from $9,361 in the 1995 Second Quarter to $18,832 in the 1996 Second Quarter. The increase in interest expense was the result of a capital lease agreement for certain laboratory equipment. Interest income decreased from $65,931 in the 1995 Interim Period to $19,672 in the 1996 Interim Period, a 70.2 percent decrease, and from $34,130 in the 1995 Second Quarter to $9,701 in the 1996 Second Quarter, a 71.6 percent decrease. The decrease is a result of less cash held for investment, due to the acquisitions. Other income decreased from $207,509 in the 1995 Interim Period to $507 in the 1996 Interim Period and from $187,509 in the 1995 Second Quarter to $300 in the 1996 Second Quarter. The decrease in other income was primarily due to a non-reoccurring settlement of a lawsuit in which LSI was the plaintiff, received during 1995. Net income, after provision for income taxes, increased from $390,066 in the 1995 Interim Period to $411,084 in the 1996 Interim Period, a 5.4 percent increase and decreased from $227,977 in the 1995 Second Quarter to $208,837 in the 1996 Second Quarter, a 8.4 percent decrease.

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

 Income Taxes

    Income taxes accrued for the three and six months ended June 30, 1996, were based on an effective combined federal and state corporate income tax rate of approximately 40 percent of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities totaled $185,641 in the six months ended June 30, 1996, and $294,256 in the six months ended June 30, 1995. As of June 30, 1996, LSAI had working capital of $1,442,056, compared to working capital of $3,128,818, at December 31, 1995. In the event the Company's revenues increase as anticipated by management of the Company, the Company's working capital requirements will also increase and such requirements may exceed the net cash provided by operating activities and require that cash be used in operating activities from sources other than operations, including the available cash and cash equivalents (which were $781,218 at June 30, 1996) and borrowing. The increase in cash used in operations will principally be due to the timing differential between Company's payment for materials and services to its suppliers and employee work force, and the time at which the Company receives payment from its customers.

    On December 27, 1995, LSI entered into a revolving line of credit loan agreement with Hibernia National Bank (the "Bank"), which will mature on December 27, 1996, under which LSI may draw up to $1,000,000 (the "Revolving Loan"). As of June 30, 1996, there were no borrowing outstanding under the Revolving Loan. It is anticipated that any advances on the Revolving Loan will be based upon LSI's liquid assets including its accounts receivable. Amounts drawn under the Revolving Loan bear interest at Citibank, N.A. rate. The Revolving Loan is secured by the accounts receivable, intangible assets, and by a mortgage on the building owned by LSI, and is guaranteed by LSAI. The loan agreement contains various covenants, including certain financial ratios.

FUTURE OPERATIONS AND LIQUIDITY

    As of the date hereof the Company does not currently have any significant future capital commitments. The Company anticipates that existing cash balances, and funds to be generated from future operations will be sufficient to fund operations, and budgeted capital expenditures of the Company through 1997.

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

PART II-OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

    LSAI does not have any pending litigation. In the ordinary course of its business, LSI and NPLI from time to time are sued by individuals who have tested positive for drugs of abuse or who allege that improper clinical analysis has been performed by NPLI. To date, LSI and NPLI have not experienced any material liability related to these claims, although there can be no assurance that LSI or NPLI will not at some time in the future experience significant liability in connection with such claims. Based upon the prior successful defense of similar-type litigation, LSI and NPLI believe they have valid defenses to the plaintiffs claims in all pending litigation, and LSI and NPLI intend to vigorously defend themselves in such litigation. LSI and NPLI are not currently a defendant party in any other legal proceedings other than routine litigation that is incidental to the business of LSI and NPLI, and management of LSI and NPLI believe the outcome of such legal proceedings will not have a material adverse effect upon the results of operations or financial condition of LSI and NPLI. Furthermore, management of LSI and NPLI believe that the liability coverage is adequate with respect to the pending litigation and, in general, for business of LSI and NPLI.

ITEM 2.  CHANGES IN SECURITIES

  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 5.  OTHER INFORMATION

  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibits:

 Exhibit No.
 -----------

 10.1 Employment Agreement between Arthur R. Peterson, Jr. and Laboratory Specialists, Inc., dated as of April 23, 1996.

 10.2 Employment Agreement (Amended and Restated) between Larry E. Howell and the Registrant, dated as of April 23, 1996.

 10.3 Employment Agreement (Amended and Restated) between John Simonelli and the Registrant, dated as of April 23, 1996.

 10.4 Office Lease between 101 Park L.L.C. and the Registrant, dated as of July 10, 1996.

 10.5 Office Lease between Swiss/M Limited Partners and Laboratory Specialists, Inc., dated as of July 22, 1996.

 27    Financial Data Schedule

 (b)   Reports on Form 8-K

       Not applicable



SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                LABORATORY SPECIALISTS OF
                                                       AMERICA, INC.
                                                       (Registrant)



Date:  August 12, 1996                  By: /s/ Arthur R. Peterson, Jr.
                                        -------------------------------
                                              Arthur R. Peterson, Jr.
                                                    Treasurer

                               INDEX TO EXHIBITS

                                                                                        SEQUENTIALLY
                                                                                          NUMBERED
EXHIBIT NO.                             EXHIBIT                                             PAGE
- -----------                             -------                                         ------------

        10.1    Employment Agreement between Arthur R. Peterson, Jr. and                     16
                the Laboratory Specialists, Inc., dated as of  April 23, 1996.

        10.2    Employment Agreement (Amended and Restated) between                          21
                Larry E. Howell and the Registrant, dated as  of April 23, 1996.

        10.3    Employment Agreement (Amended and Restated) between                          25
                John Simonelli and the Registrant, dated as of April 23, 1996.

        10.4    Office Lease between 101 Park L.L.C. and the Registrant,                     30
                dated as of July 10, 1996.

        10.5    Office Lease between Swiss/M Limited Partners and Laboratory                 49
                Specialists, Inc., dated as of July 22, 1996.

        27      Financial Data Schedule