Form 10QSB
period 1996-09-30
LABORATORY SPECIALISTS OF AMERICA INC
filed 1996-11-12
CIK 925052

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________TO____________ .


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
                                                               ------    -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____ No___


APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 8, 1996, 3,313,405 shares of issuer's Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes       No X
                                                                ----    ---



                                       Total Sequentially Numbered Pages is   17
                                                                              --
                    Index to Exhibits Appears on Sequentially Numbered Page   15
                                                                              --

                    LABORATORY SPECIALISTS OF AMERICA, INC.

                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                                                       Page
                                                                                                       ----
PART I-FINANCIAL INFORMATION
 ITEM 1.        FINANCIAL STATEMENTS

                Consolidated Balance Sheets (Unaudited)
                        September 30, 1996, and December 31, 1995........................................3

                Consolidated Statements of Income (Unaudited)
                        Three and Nine Months Ended September 30, 1995 and 1996..........................5

                Consolidated Statements of Cash Flows (Unaudited)
                        Nine Months Ended September 30, 1995 and 1996....................................6

                Notes to Consolidated Financial Statements (Unaudited)...................................7

  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS..............................................9

PART II-OTHER INFORMATION

  ITEM 1.      LEGAL PROCEEDINGS.......................................................................13

  ITEM 2.      CHANGES IN SECURITIES...................................................................13

  ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.........................................................13

  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................13

  ITEM 5.      OTHER INFORMATION.......................................................................13

  ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K........................................................13

SIGNATURES.............................................................................................14


PART I-FINANCIAL STATEMENTS
  ITEM 1.      FINANCIAL STATEMENTS

           LABORATORY SPECIALISTS OF AMERICA, INC. AND  SUBSIDIARIES
           ---------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                               DECEMBER 31,            SEPTEMBER 30,
                                                                   1995                     1996
                                                              --------------           -------------
                                                                                        (UNAUDITED)
                                ASSETS
                                ------

CURRENT ASSETS:
  Cash and cash equivalents..................................    $2,411,051             $   911,857
  Accounts receivable, net of allowances of $91,546
    in 1995 and $336,368 in 1996.............................     1,096,477               2,276,984
  Income tax refund receivable...............................       131,626                  19,263
  Inventories................................................        87,542                 116,445
  Prepaid expenses and other.................................       115,491                 135,643
                                                                 ----------             -----------

    Total current assets.....................................     3,842,187               3,460,192
                                                                 ----------             -----------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $899,559 in 1995 and $922,877 in 1996......       830,660               1,424,137
                                                                 ----------             -----------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $69,104 in
    1995 and $132,861 in 1996................................     1,539,045               2,897,667
  Customer list, net of accumulated amortization of $77,783
    in 1995, and $181,767 in 1996............................     1,001,707               2,897,723
  Deferred costs.............................................       105,437                 280,351
                                                                 ----------             -----------

    Total other assets.......................................     2,646,189               6,075,741
                                                                 ----------             -----------

    Total assets.............................................    $7,319,036             $10,960,070
                                                                 ==========             ===========




     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND  SUBSIDIARIES
           ---------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                        DECEMBER 31,             SEPTEMBER 30,
                                                                            1995                     1996
                                                                        ------------             ------------
                                                                                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable....................................................    $  446,223              $ 1,103,362
  Accrued payroll.....................................................       215,308                  343,204
  Accrued expenses....................................................        51,838                  193,272
  Current portion of long-term debt...................................            --                  185,755
                                                                          ----------              -----------

    Total current liabilities.........................................       713,369                1,825,593
                                                                          ----------              -----------

LONG-TERM DEBT, net of current portion................................       353,123                1,148,482
                                                                          ----------              -----------

DEFERRED INCOME TAXES.................................................        40,958                1,055,255
                                                                          ----------              -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Common stock, $0.001 par value, 20,000,000 shares authorized,
    3,298,405 shares issued and outstanding at 12/31/95 and
     3,313,405 shares issued and outstanding at 9/30/96...............         3,298                    3,313
  Paid in capital in excess of par, common stock......................     5,341,667                5,366,027
  Retained earnings...................................................       866,621                1,561,400
                                                                          ----------              -----------

    Total stockholders' equity........................................     6,211,586                6,930,740
                                                                          ----------              -----------

    Total liabilities and stockholders' equity........................    $7,319,036              $10,960,070
                                                                          ==========              ===========




      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

   LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARY
   ------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                   UNAUDITED
                                   ---------




                                                FOR THE THREE    FOR THE THREE    FOR THE NINE     FOR THE NINE
                                                MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                               SEPT. 30, 1995   SEPT. 30, 1996   SEPT. 30, 1995   SEPT. 30, 1996
                                               ---------------  ---------------  ---------------  ---------------
REVENUES.....................................      $1,843,356       $2,292,705       $5,300,674       $6,532,412
                                                   ----------       ----------       ----------       ----------

COST OF LABORATORY SERVICES..................         758,691          959,810        2,288,513        2,816,344
                                                   ----------       ----------       ----------       ----------

  Gross profit...............................       1,084,665        1,332,895        3,012,161        3,716,068
                                                   ----------       ----------       ----------       ----------

OPERATING EXPENSES:
  Selling....................................         150,775          148,333          434,302          462,829
  General and administrative.................         557,859          616,774        1,661,903        1,748,379
  Depreciation and amortization..............          55,391          136,902          165,027          358,346
                                                   ----------       ----------       ----------       ----------

    Total operating expenses.................         764,025          902,009        2,261,232        2,569,554
                                                   ----------       ----------       ----------       ----------

    Income from operations...................         320,640          430,886          750,929        1,146,514
                                                   ----------       ----------       ----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense...........................          (6,465)         (20,059)         (23,348)         (49,384)
  Interest income............................          29,075           10,882           95,006           30,554
  Other income...............................         112,500           50,340          320,009           50,847
                                                   ----------       ----------       ----------       ----------

    Total other income (expense).............         135,110           41,163          391,667           32,017
                                                   ----------       ----------       ----------       ----------

    Income before income taxes...............         455,750          472,049        1,142,596        1,178,531

INCOME TAX EXPENSE...........................         195,567          188,354          492,348          483,752
                                                   ----------       ----------       ----------       ----------

    Net income...............................      $  260,183       $  283,695       $  650,248       $  694,779
                                                   ==========       ==========       ==========       ==========

DIVIDEND ON PREFERRED STOCK..................             768               --           13,344               --
                                                   ----------       ----------       ----------       ----------

Net income available to common stockholders..      $  259,415       $  283,695       $  636,904       $  694,779
                                                   ==========       ==========       ==========       ==========

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK AND COMMON STOCK
EQUIVALENTS OUTSTANDING......................       3,304,339        3,313,405        3,299,889        3,313,887
                                                   ==========       ==========       ==========       ==========

NET INCOME PER COMMON STOCK
AND COMMON STOCK EQUIVALENT..................            $.08             $.09             $.19             $.21
                                                   ==========       ==========       ==========       ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

           LABORATORY SPECIALISTS  OF AMERICA,  INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        FOR THE NINE      FOR THE NINE
                                                                        MONTHS ENDED      MONTHS ENDED
                                                                       SEPT. 30, 1995    SEPT. 30, 1996
                                                                       ----------------  ---------------
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................       $  650,248      $   694,779
  Adjustments to reconcile net income to net cash
    provided by operating activities -
      Depreciation and amortization..................................          165,027          358,346
      Provision for bad debts and other..............................           27,000           80,000
      Impact of changes in assets and liabilities, net of effect of the NPLI acquisition:
          Accounts receivable........................................         (472,490)        (625,232)
          Inventories................................................           (8,355)          26,890
          Income tax receivable......................................               --          158,030
          Prepaid expenses and other.................................           12,887         (147,383)
          Accounts payable and accrued expenses......................          (67,033)         (25,824)
          Income taxes payable.......................................          108,080               --
                                                                            ----------      -----------
      Net cash provided by operating activities......................          415,364          519,606
                                                                            ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................         (208,203)        (100,718)
  Purchase of NPLI Stock, net of cash acquired.......................               --       (1,022,597)
  Acquisition costs..................................................          (56,796)        (252,422)
                                                                            ----------      -----------
      Net cash  used in investing
        activities...................................................         (264,999)      (1,375,737)
                                                                            ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowing...................................               --         (551,425)
  Dividends paid.....................................................          (13,344)              --
  Redemption of preferred stock......................................         (300,000)              --
  Deferred warrant offering costs....................................          (28,270)              --
  Payments on long-term debt.........................................          (90,585)         (91,638)
                                                                            ----------      -----------
      Net cash used in financing
        activities...................................................         (432,199)        (643,063)
                                                                            ----------      -----------

INCREASE  (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................................         (281,834)      (1,499,194)
                                                                            ----------      -----------

CASH AND CASH EQUIVALENTS, beginning
  of period..........................................................        2,444,442        2,411,051
                                                                            ----------      -----------
CASH AND CASH EQUIVALENTS, end of period.............................       $2,162,608      $   911,857
                                                                            ==========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest...........................       $      285      $    46,290
                                                                            ==========      ===========
  Cash paid during the period for taxes..............................       $  234,541      $   377,564
                                                                            ==========      ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

           LABORATORY SPECIALISTS OF AMERICA,  INC. AND SUBSIDIARIES
           ---------------------------------------------------------


                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
   (INFORMATION FOR THE  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995, AND
                      SEPTEMBER 30, 1996, ARE UNAUDITED.)

1.  GENERAL
    -------

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

2.  NPLI ACQUISITION
    ----------------

On January 2, 1996, the Company acquired all of the issued and outstanding capital stock (the "NPLI Stock") of National Psychopharmacology Laboratory, Inc., a Tennessee corporation ("NPLI"), and purchased goodwill (the "NPLI Goodwill"), pursuant to a Stock Purchase Agreement dated January 1, 1996 (the "Purchase Agreement"), and NPLI became a wholly-owned subsidiary of the Company (the "NPLI Acquisition"). NPLI is engaged in forensic drug testing (urine drug screening with chain of custody) and clinical testing and analysis.

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

The forensic portion of NPLI's business was consolidated into LSI's operation effective February 1996. NPLI's remaining revenues and expenses associated with the clinical business were deferred for reporting purposes, pending the sale of NPLI's clinical business. The Company intends to sell NPLI's clinical business before the end of 1996. A letter of intent was signed in April, however a definitive agreement was not reached. The Company is currently seeking additional offers for the sale of the clinical business. Giving effect to the inclusion of NPLI's revenues and income, consolidated net income, after tax would have been $549,861 on revenues of $9,326,006, for the period ended September 30, 1996, resulting in earnings per common share of $.17 for the nine months ended September 30, 1996. The Company will adjust the NPLI Purchase Cost allocation based upon amounts received from the expected disposition of the clinical business.

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

6.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    --------------------------------------------------------------------

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




ITEM 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  NPLI ACQUISITION. On January 2, 1996, the Company acquired all of the issued and outstanding capital stock (the "NPLI Stock") of National Psychopharmacology Laboratory, Inc., a Tennessee corporation ("NPLI"), and purchased goodwill (the "NPLI Goodwill"), pursuant to a Stock Purchase Agreement dated January 1, 1996 (the "Purchase Agreement"), and NPLI became a wholly-owned subsidiary of the Company (the "NPLI Acquisition"). NPLI is engaged in forensic drug testing (urine drug screening with chain of custody) and clinical testing and analysis.

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

RESULTS OF OPERATIONS

 The following table sets forth selected results of operations for (i) the three months ended September 30, 1995 and 1996, which are derived from the unaudited financial statements of the Company and (ii) for the nine months ended September 30, 1995 and 1996, which are derived from the unaudited financial statements of the Company which include, in the opinion of management of the Company, all normal recurring adjustments which management of the Company considers necessary for a fair statement of the results for such periods The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                        THREE MONTHS ENDED SEPT. 30,                      NINE MONTHS ENDED SEPT. 30,
                                --------------------------------------------     ------------------------------------------------
                                        1995                   1996                   1995                       1996
                                ---------------------  ---------------------  ---------------------  -----------------------------
                                (UNAUDITED)            (UNAUDITED)            (UNAUDITED)              (UNAUDITED)

                                  AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT        AMOUNT         PERCENT
                                ----------- ---------  -----------  --------  -----------  --------  ----------------  -----------
Revenues......................  $1,843,356     100.0%  $2,292,705     100.0%  $5,300,674     100.0%       $6,532,412        100.0%
Cost of revenues..............     758,691      41.2%     959,810      41.9%   2,288,513      43.2%        2,816,344         43.1%
                                ----------     -----   ----------     -----   ----------     -----        ----------        -----
Gross profit..................   1,084,665      58.8%   1,332,895      58.1%   3,012,161      56.8%        3,716,068         56.9%
                                ----------     -----   ----------     -----   ----------     -----        ----------        -----
Operating expenses:
  Selling.....................     150,775       8.2%     148,333       6.5%     434,302       8.2%          462,829          7.1%
  General and administrative..     557,859      30.3%     616,774      26.9%   1,661,903      31.4%        1,748,379         26.8%
  Depreciation and
     amortization.............      55,391       3.0%     136,902       5.9%     165,027       3.1%          358,346          5.4%
                                ----------     -----   ----------     -----   ----------     -----        ----------        -----
Total operating expenses......     764,025      41.5%     902,009      39.3%   2,261,232      42.7%        2,569,554         39.3%
                                ----------     -----   ----------     -----   ----------     -----        ----------        -----
Income from operations........  $  320,640      17.3%  $  430,886      18.8%  $  750,929      14.1%       $1,146,514         17.6%
                                ==========     =====   ==========     =====   ==========     =====        ==========        =====

     During the three and nine months ended September 30, 1996, LSI experienced a 5.5 percent and 4.2 percent decrease respectively in the price per specimen, compared to the three and nine months ended September 30, 1995, principally due to increased price competition among providers of drug testing services, price per specimen being an important factor in obtaining and maintaining clients. Management of LSI closely monitors its price per specimen, the prices of its competitors and the costs of processing specimens to remain competitive, as well as profitable. There can be no assurance that price decline per specimen will not further decline during 1996. In the event price stabilization does not occur, LSI will, as it has in the past, take appropriate measures to downsize its drug testing personnel and possibly further automate the testing process and employ additional technology to continue profitability, although there can be no assurance that such measures will assure profitability in the event of substantial price reductions within the short term.

Comparison of Three-Month and Nine-Month Periods Ended September 30, 1995 and
1996

 Revenues increased to $6,532,412 in the nine months ended September 30, 1996 (the "1996 Interim Period"), from $5,300,674 in the nine months ended September 30, 1995 (the "1995 Interim Period"), an increase of 23.2 percent. Revenues increased to $2,292,705 in the three months ended September 30, 1996 (the "1996 Third Quarter"), from $1,843,356 in the three months ended September 30, 1995 (the "1995 Third Quarter"), an increase of 24.4 percent. The increase in revenues was due to a 31.4 percent increase and 33.0 percent increase in the number of specimens analyzed during the 1996 Interim Period as compared to the 1995 Interim Period and 1996 Third Quarter as compared to the 1995 Third Quarter, respectively, although partially offset by a decrease of 4.2 percent and 5.5 percent respectively in the average price per specimen. The increase in number of specimens analyzed was attributable to the NPLI Acquisition as well as LSI's normal sales and marketing efforts. The decrease in the average price per specimen was principally due to increased price competition among providers of drug testing services, price per specimen being an important factor in obtaining and maintaining clients. There can be no assurance that price decline per specimen will not further decline in 1996.

 Cost of revenues increased from $2,288,513 in the 1995 Interim Period to $2,816,344 in the 1996 Interim Period and from $758,691 in the 1995 Third Quarter to $959,810 in the 1996 Third Quarter, increases of 23.1 percent and

26.5 percent, respectively, while decreasing as a percentage of revenues from
43.2 percent to 43.1 percent for the Interim Period but increasing from 41.2 percent to 41.9 percent for the Third Quarter.

 Operating expenses increased from $2,261,232 in the 1995 Interim Period to $2,569,554 in the 1996 Interim Period and from $764,025 in the 1995 Third Quarter to $902,009 in the 1996 Third Quarter, an increase of 13.6 percent and
18.1 percent, respectively, and decreased as a percentage of revenues from 42.7 percent to 39.3 percent and from 41.5 percent to 39.3 percent, respectively.
The increase in operating expenses was attributable to the increase in general and administrative expenses of $86,476 for the Interim Period and $58,915 for the Third Quarter while selling expense increased by $28,527 for the Interim Period but decreased $2,442 for the Third Quarter and depreciation and amortization increased by $193,319 in the 1996 Interim Period compared to the 1995 Interim Period and by $81,511 in the 1996 Third Quarter as compared to the 1995 Third Quarter. The increase in general and administrative expenses was principally as a result of the increase in executive officer compensation along with accrued bonuses for certain key employees of LSI. The increase in selling expenses was due to the addition of one sales representative, added to assist in maintaining forensic clients acquired in the NPLI Acquisition, although partially offset by a reduction in commissions expense. Depreciation increased due to the addition of new laboratory equipment at LSI in March of 1996, while amortization increased due to the acquisition of NPLI and the amortization of the NPLI customer list and goodwill.

 Interest expense increased from $23,348 in the 1995 Interim Period to $49,384 in 1996 Interim Period, and from $6,465 in the 1995 Third Quarter to $20,059 in the 1996 Third Quarter, an increase of 111.5 percent and 210.3 percent respectively. The increase in interest expense was the result of a capital lease agreement for certain laboratory equipment entered into in the first quarter of 1996. Interest income decreased from $95,006 in the 1995 Interim Period to $30,554 in the 1996 Interim Period, a 67.8 percent decrease, and from $29,075 in the 1995 Third Quarter to $10,882 in the 1996 Third Quarter, a 62.6 percent decrease. The decrease is a result of less cash held for investment, due to the acquisitions. Other income decreased from $320,009 in the 1995 Interim Period to $50,847 in the 1996 Interim Period and from $112,500 in the 1995 Third Quarter to $50,340 in the 1996 Third Quarter, decreases of 84.1 percent and 55.3 percent respectively. The decrease in other income, although partially offset by a gain on the disposition of certain equipment during the third quarter of 1996, was primarily due to the receipt during 1995 of a non-recurring settlement of a lawsuit in which LSI was the plaintiff. Net income, after provision for income taxes, increased from $650,248 in the 1995 Interim Period to $694,779 in the 1996 Interim Period, a 6.8 percent increase and from $260,183 in the 1995 Third Quarter to $283,695 in the 1996 Third Quarter, a 9.0 percent increase.

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

 Income Taxes

        Income taxes accrued for the three and nine months ended September 30, 1996, were based on an effective combined federal and state corporate income tax rate of approximately 40 percent of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities totaled $519,606 in the nine months ended September 30, 1996, and $415,364 in the nine months ended September 30, 1995. As of September 30, 1996, LSAI had working capital of $1,634,599, compared to working capital of $3,128,818, at December 31, 1995. In the event the Company's revenues increase as anticipated by management of the Company, the Company's working capital requirements will also increase and such requirements may exceed the net cash provided by operating activities and require that cash be used in operating activities from sources other than operations, including the available cash and cash equivalents (which were $911,857 at September 30, 1996) and borrowing. The increase in cash used in operations will principally be due to the timing differential between Company's payment for materials and services to its suppliers and employee work force, and the time at which the Company receives payment from its customers.

        On December 27, 1995, LSI entered into a revolving line of credit loan agreement with Hibernia National Bank (the "Bank"), which will mature on December 27, 1996, under which LSI may draw up to $1,000,000 (the "Revolving Loan"). As of September 30, 1996, there were no borrowings outstanding under the Revolving Loan. It is anticipated that any advances on the Revolving Loan will be based upon LSI's liquid assets including its accounts receivable. Amounts drawn under the Revolving Loan bear interest at Citibank, N.A. rate.
The Revolving Loan is secured by the accounts receivable, intangible assets, and by a mortgage on the building owned by LSI, and is guaranteed by LSAI. The loan agreement contains various covenants, including certain financial ratios.

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

         27   Financial Data Schedules

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



                                 LABORATORY SPECIALISTS OF
                                      AMERICA, INC.
                                        (Registrant)



Date:  November 8, 1996          By: /s/ Arthur R. Peterson, Jr.
                                 -------------------------------
                                    Arthur R. Peterson, Jr.
                                      Treasurer

                               INDEX TO EXHIBITS
                               -----------------



                                                      SEQUENTIALLY
                                                        NUMBERED
EXHIBIT NO.                     EXHIBIT                   PAGE
-----------                     -------               -------------

    27                Financial Data Schedules              16