Form 10KSB
period 1996-12-31
LABORATORY SPECIALISTS OF AMERICA INC
filed 1997-04-22
CIK 925052

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-KSB

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.
[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________________ to
     ____________________.
Commission file number:  0-24988

                    LABORATORY SPECIALISTS OF AMERICA, INC.
                 (Name of small business issuer in its charter)

                           Oklahoma                                              73-145065
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


                  101 Park Avenue, Suite 810
                   Oklahoma City, Oklahoma                                          73102
           (Address of principal executive offices)                              (Zip Code)


Issuer's telephone number:  (405) 232-9800


Securities to be registered under Section 12(b) of the Act:

                    Title of each class                           Name of each exchange on which registered
                           None                                                     None



Securities to be registered under Section 12(g) of the Act:

                         Common Stock, $.001 par value
                               (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has
been subject to such filing requirements for the past 90 days.  Yes  X    No
                                                                   -----    ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
Issuer's revenues for its most recent fiscal year was $8,726,799.
The aggregate market value of the voting stock held by non-affiliates based upon the average bid and asked prices of such stock as of April 15, 1997, was $5,672,212.
The number of outstanding of Common Stock as of April 14, 1997, was 3,313,405.

                     Transitional Small Business Disclosure
                              Format (Check one):
                                 Yes     No  X
                                     ---    ---

                               TABLE OF CONTENTS


                                                                                                                        PAGE
                                                                                                                        ----
Part I
Item 1.   Description of Business.......................................................................................   1
          Background....................................................................................................   1
                Acquisition by MBf USA..................................................................................   1
                Peterson Share Exchange.................................................................................   1
                LSI Acquisition.........................................................................................   1
                Private Placement and Prior Operations of LSAI..........................................................   2
                Initial Public Offering.................................................................................   2
                NDAC Asset Purchase.....................................................................................   2
                NPLI Acquisition........................................................................................   2
                PLL Asset Purchase......................................................................................   3
          Business......................................................................................................   3
          Industry Background...........................................................................................   4
          Expansion Strategy............................................................................................   4
          Drug Testing Operations.......................................................................................   6
          Contractual Arrangements......................................................................................   8
          Competition...................................................................................................   8
          Certification and Government Regulation.......................................................................   8
          Other Regulation..............................................................................................   9
          Environmental Matters.........................................................................................   9
          Employees.....................................................................................................   9
Item 2.   Description of Property.......................................................................................   9
Item 3.   Legal Proceedings.............................................................................................  10
Item 4.   Submission of Matters to a Vote of Security Holders...........................................................  11

Part II
Item 5.   Market for Common Equity and Related Stockholders Matters.....................................................  11
Item 6.   Management's Discussion and Analysis or Plan of Operation.....................................................  11
          Results of Operations.........................................................................................  12
          Liquidity and Capital Resources...............................................................................  15
          Future Operations and Liquidity...............................................................................  16
                Future Assessment of Recoverability and Impairment of Goodwill and Customer List........................  16
Item 7.   Financial Statements..........................................................................................  17
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................  17

Part III
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act........................................................................  17
Item 10.  Executive Compensation........................................................................................  19
          Aggregate Option Grants and Exercises in 1995 and Year-End Options Values.....................................  20
          Compensation of Directors.....................................................................................  21
          Employment Arrangements.......................................................................................  21
          Stock Option Plan.............................................................................................  21
          Officer and Director Liability................................................................................  22
Item 11.  Security Ownership of Certain Beneficial Owners and Management................................................  23
Item 12.  Certain Relationships and Related Transactions................................................................  24
Item 13.  Exhibits and Reports on Form 8-K..............................................................................  24
          (a)  Exhibits.................................................................................................  24
          (b)  Reports on Form 8-K......................................................................................  25

Part I

Item 1.   Description of Business.

          Laboratory Specialists of America, Inc. (the "Company" or "LSAI"), through its wholly-owned subsidiary, Laboratory Specialists, Inc. ("LSI"), owns and operates an independent laboratory providing drug testing services to corporate and institutional clients seeking to detect and deter the use of illegal drugs. The drug testing market is in an expansion mode in part due to the recent adoptions of additional Department of Transportation regulations, which became effective in 1995, that substantially expanded the previous regulations which mandated random drug testing of workers, especially in such safety-sensitive jobs such as trucking, aviation, railroads and pipelines. Under these new regulations, 50 percent of transportation workers (mass-transit workers and interstate truckers and bus drivers) will be required to be tested annually.

          LSI is certified by the Substance Abuse and Mental Health Services Administration ("SAMHSA"), a federal agency and regulatory successor to the National Institute on Drug Abuse ("NIDA"), to conduct drug testing using legally defensible (forensic) procedures required for legal defensibility of test results. The essential elements of these procedures are a secure chain-of-custody for each specimen from collection to the reporting of test results and accurate and reliable testing in which a second independent test is performed to confirm each positive test result. The drug testing services offered by LSI also include assisting clients with the development of drug testing programs, training client personnel, managing specimen collection, arranging for transportation of specimens to LSI's laboratory, identifying trends in local and national drug use, interpreting test results, and providing expert testimony concerning challenged test results. All of these services are customized to the individual needs of the clients to assist in the implementation and cost-effective maintenance of test programs.

          LSAI was incorporated in Oklahoma on March 24, 1994, and its executive offices are located at 101 Park Avenue, Suite 810, Oklahoma City, Oklahoma 73102 and its telephone number is (405) 232-9800. LSI was incorporated in 1978 in Louisiana, and its executive offices and laboratory are located at 113 Jarrell Drive, Belle Chasse, Louisiana 70037, which is near New Orleans, and its telephone numbers are (504) 392-7961 and (800) 433-3823.

Background

          Peterson Share Exchange. In April 1994, LSI issued 706,244 shares of LSI Preferred Stock to MBf USA, Inc. ("MBf USA") with a stated value of $1.00 per share, and pursuant to a Stock Exchange Agreement, MBf USA transferred to Arthur R. Peterson, Jr. all of the outstanding common stock of LSI in exchange for 1,300,000 shares of the common stock of MBf USA (having a market value of $1,178,125), and, effective February 23, 1994, LSI issued a promissory note (the "MBf USA Promissory Note") in the principal amount of $353,123 to MBf USA, which resulted in LSI ceasing to be a wholly-owned subsidiary of MBf USA (the "Peterson Share Exchange"). The MBf Promissory Note bears interest at the rate of seven percent per annum and becomes due and payable on February 23, 1999. The acquisition of the LSI common stock by Mr. Peterson was accounted for under the purchase method of accounting. The purchase price exceeded the fair market value of the net tangible assets of LSI by approximately $1,565,000 and represented a material payment for goodwill, an intangible asset, which is being amortized at over 40 years.

          LSI Acquisition. Pursuant to an Exchange Agreement dated June 30, 1994, Arthur R. Peterson, Jr. exchanged the outstanding common stock of LSI for 1,000,000 shares of Common Stock and 300,000 shares of Series I Preferred Stock of LSAI, and MBf USA exchanged the LSI Preferred Stock for 239,405 shares of Common Stock of LSAI (the "LSI Acquisition"). As a result of the LSI Acquisition, LSI became a wholly-owned subsidiary of LSAI on July 8, 1994. The LSI Acquisition was accounted for as a reverse acquisition of LSAI by LSI. Therefore, the results of operations and other historical information of the Company prior to June 30, 1994, presented in this Report are those of LSI. On July 10, 1995, the Series I Preferred Stock was redeemed by LSAI in full and ceased to be issued and outstanding.

          Private Placement and Prior Operations of LSAI. Prior to the LSI Acquisition, the operations of LSAI were limited to completion of a private placement of 150,000 shares of its Common Stock for net proceeds of approximately $145,000 and the operations associated with the LSI Acquisition.

           Initial Public Offering. On October 11, 1994, the Company completed its offering of 1,320,000 shares of Common Stock and 660,000 1994 Warrants in units of two shares of Common Stock and one 1994 Warrant at a price of $5.49 per unit, which represented a 10 percent discount of the public offering price of $6.10 per unit (the "IPO Offering"). The proceeds after offering expenses to the Company were $3,261,660. As a portion of underwriting compensation, the Company issued to Barron Chase Securities, Inc. and its designees the warrants (the "Underwriters' Warrants") exercisable for the purchase of 66,000 units for $7.32 per unit on or before October 11, 1999.

           NDAC Asset Purchase. On December 1, 1994, the Company acquired from National Drug Assessment Corporation ("NDAC") certain intangible assets pursuant to an Asset Purchase Agreement, dated November 30, 1994, ("NDAC Asset Purchase"). The assets purchased included the customer list of NDAC and all contracts, contract rights and agreements, correspondence with the customers for which NDAC provided drug testing services (the "Customer List"), all urine specimens with respect to which testing was in process and had not been completed, all rights to business conducted by NDAC related to drug testing, and all rights in the name "National Drug Assessment" or "National Drug Assessment Corporation" and all trade names, trade marks and service marks, and registrations thereof and applications for registration thereof, logos, designs and intellectual rights related to or utilized in the marketing of drug testing services provided by NDAC (the "NDAC Purchased Assets").

          In connection with the acquisition of the NDAC Purchased Assets, the Company (i) paid $750,000 and issued and delivered 189,000 shares of Common Stock, (ii) assumed the obligations of NDAC under an office lease agreement,
(iii) reimbursed NDAC $82,731 for certain costs and expenses incurred by NDAC, and (iv) agreed to pay the costs of one-time piggyback registration of the Common Stock issued (and to be issued to NDA Corporation, the successor in interest and former parent corporation of NDAC) under the applicable securities laws. The $1,070,940 purchase price of the NDAC Purchased Assets was allocated entirely to the Customer List, which was recorded as an intangible asset, which is being amortized over 15 years.

          NPLI Acquisition.   On January 2, 1996, LSAI acquired all of the
issued and outstanding capital stock (the "NPLI Stock") of National Psychopharmacology Laboratory, Inc., a Tennessee corporation ("NPLI"), and purchased goodwill (the "NPLI Goodwill"), pursuant to a Stock Purchase Agreement dated January 1, 1996 (the "NPLI Purchase Agreement"), and NPLI became a wholly-owned subsidiary of the Company. NPLI was engaged in forensic drug testing and clinical testing and analysis.

          Pursuant to the Purchase Agreement, (i) the Company agreed to pay $1,513,000 for the NPLI Stock (the "NPLI Stock Purchase Price") of which $800,000 was paid at closing to the shareholders of NPLI (the "NPLI Shareholders"), two unsecured promissory notes (the "Promissory Notes"), in the aggregate principal amount of $638,000, were issued and delivered to the NPLI Shareholders, and NPLI conveyed to the NPLI shareholders an office building and NPLI's leasehold interest in the real property on which the office building is located and affixed at an agreed market value of $75,000, and (ii) the Company agreed to pay $140,000 for the NPLI Goodwill payable in 24 monthly installments commencing on February 1, 1996.

          Pursuant to the NPLI Purchase Agreement, the aggregate principal amount of the Promissory Notes was reduced to $510,000 effective January 2, 1996, further reduced by principal payments, and eliminated based upon the revenues from forensic testing (employee urine drug screens that have a chain of custody) being less than $1,000,000 during the 12 months ending on January 2, 1997 (the "Testing Revenues Adjustment"). The Company is required to issue and deliver 153,282 shares of Common Stock ("Contingent Shares") to the former NPLI shareholders in connection with the Testing Revenues Adjustment of the outstanding principal
amounts of the Promissory Notes.   The Company has not issued and delivered the
Contingent Shares to the NPLI Shareholders based upon certain representations made by the NPLI Shareholders which management believes to have been misleading and false at closing of the NPLI Acquisition. See "Item 3. Legal Proceeding."

          Furthermore, pursuant to the NPLI Purchase Agreement, (i) the Company paid certain NPLI shareholder loans in the aggregate amount of $275,000, (ii) entered into a certain First Amendment of Lease Agreement with DJ Associates, a general partnership of which the NPLI Shareholders are the general partners, and pursuant to which the Company and NPLI leased certain office and laboratory facilities for a term of six months and agreed to pay monthly rent of $3,000, and (iii) entered into a certain Registration Rights Agreement with each of the NPLI Shareholders, pursuant to which the Company, at its expense, agreed to include the Contingent Shares, if issued and delivered pursuant to the Purchase Agreement, in a registration statement filed by the Company for the registration of its common stock under the Securities Act of 1933, as amended (the "1933 Act"), subject to certain conditions.

          The Company consolidated and assimilated the forensic drug testing operations of NPLI with those of LSI during the first quarter of 1996. The Company discontinued the clinical testing and analysis operations of NPLI during the fourth quarter of 1996 after several attempts to dispose of the clinical testing and analysis operations.

          PLL Asset Purchase. On January 31, 1997, the Company acquired from Pathology Laboratories, Ltd., a Mississippi corporation ("PLL"), certain intangible assets (the "PLL Asset Purchase") pursuant to an Asset Purchase Agreement dated January 31, 1997 (the "PLL Purchase Agreement"). The assets purchased included the customer list of PLL and all contracts, contract rights and agreements, correspondence with the customers for which PLL has provided forensic drug testing services, and all assets owned by PLL used in connection with the PLL office in Greenville, South Carolina.

          Pursuant to the Purchase Agreement, (i) the Company paid $1,600,000 at closing and (ii) the Company assumed the obligations of PLL under a certain Lease between Edith Schlien and PLL, dated September 16, 1996, covering approximately 2,500 square feet of office space located in Greenville, South Carolina, which requires monthly base rental payments of $2083 and which expires on September 16, 1999. Furthermore, the Company agreed to make four additional installment payments to PLL within 60 days following the end of each three month period during the 12 months ending January 31, 1998, as follows: (i) the first installment payment being equal to 75 percent of Forensic Testing Revenues (as defined below) during the first three month period ending April 30, 1997, in excess of $400,000; (ii) the second installment payment being equal to 75 percent of Forensic Testing Revenues during the six month period ending July 31, 1997, in excess of the aggregate sum of the prior installment payment and $800,000, (iii) the third installment payment being equal to 85 percent of Forensic Testing Revenues during the nine month period ending October 30, 1997, in excess of the aggregate sum of the prior installment payments and $1,200,000, and (iv) the fourth installment being equal to Forensic Testing Revenues during the 12 month period ended January 31, 1998, in excess of the aggregate sum of the prior installment payments and $1,600,000. Under the Purchase Agreement, "Forensic Testing Revenues" defined as the gross revenues during the calendar quarter or 12 month period ending January 31, 1998, directly attributable to each customer comprising the customer base of PLL acquired by the Company.

Business

          The Company, through LSI, its wholly-owned subsidiary, owns and operates an independent laboratory providing drug testing services to corporate and institutional clients seeking to detect and deter the use of illegal drugs. LSI is certified by SAMHSA, to conduct drug testing using procedures required for legal defensibility ("forensic") of test results. These procedures provide reliable and accurate test results and a secure chain-of-custody for each specimen from its collection to the reporting of test results. LSI tests for a number of drugs of abuse, including cocaine, methamphetamine, heroin, PCP, marijuana and alcohol, primarily by urinalysis. In addition to forensic drug testing, LSI offers a range of services which are customized to assist clients in implementing cost-effective drug testing programs. LSI's high volume clients have enabled it to develop cost-efficient means of delivering its services while maintaining forensic testing standards.

Industry Background

     The Office of National Drug Control Policy estimates that Americans spend more than $40 billion a year on illegal drugs. A NIDA 1990 National Survey concluded that 12.9 million Americans had used illegal drugs in the one-month period prior to the survey, including an estimated 10.2 million who had used marijuana and 1.6 million who had used cocaine. This study also estimated that
1.6 million Americans had used heroin in their lifetime. In addition, law enforcement data indicate that drugs are involved in a majority of the nation's violent crimes and that more than 60 percent of arrestees in 1990 had illegal drugs in their bodies. Government data indicate that drug abuse costs American business $100 billion annually in lost productivity, increased accidents, absenteeism, medical claims and employee theft.

     In the 1970s, drug testing was limited largely to criminal justice agencies and drug treatment programs. In the 1980s, however, increased awareness of the drug abuse problem and its consequences led to increased drug testing in the workplace. This, in turn, led to litigation which has settled many of the formerly open legal and constitutional questions on drug testing. These court decisions, generally favoring properly implemented drug testing programs, have reinforced the acceptance of drug testing in the workplace. In 1986, President Reagan signed an Executive Order which mandated drug testing for many key federal employees, and there are now comprehensive federal regulations for drug testing by many agencies. In the private sector, the number of the America's 200 largest corporations screening applicants and employees for drug use rose from three percent to 98 percent from 1983 to 1991, according to the Institute for a Drug Free Workplace. Furthermore, in 1995, the Department of Transportation adopted additional regulations that substantially expand the then current regulations which mandate random drug testing of workers, especially in safety-sensitive jobs such as trucking, aviation, transportation, railroads and pipelines. Under these new regulations, 50 percent of transportation workers (mass-transit workers, interstate truckers and bus drivers) are required to be tested annually. It is expected that under these additional regulations, 7.5 million workers will be required to undergo drug testing each year, up from 3.5 million.

     Historically, the drug testing market has been served by national clinical laboratory chains, independent national drug testing laboratories and numerous regional and local laboratories such as LSI. Thousands of general clinical laboratories nationwide can conduct non-forensic drug testing. Over the past 12 years, however, many corporate and government organizations have begun to require drug testing laboratories to be certified to conduct forensic drug tests and to offer testing services on a cost-effective basis. In addition, many of the largest of these organizations, particularly those in the public sector, utilize a competitive bidding procedure to select their drug testing laboratories. The bidding process for these competitive contracts is increasingly limited to certified drug testing laboratories, such as LSI's laboratory, which can demonstrate the ability to meet the service and volume levels specified by the client. As of January 3, 1997, there were approximately 71 SAMHSA certified drug testing laboratories.

Expansion Strategy

     The Company's strategy is to become a leading drug testing laboratory providing legally defensible ("forensic") test results through the acquisition of additional companies that perform and provide drug testing services and expansion of its current client base and services. There are no assurances that the Company will be able to achieve its expansion strategy or that its expanded operations will be successful. The Company's strategy includes the following key elements:

     Acquisitions. The Company has and intends to continue the expansion of its client base and drug testing services through the acquisition of companies and the assets of companies providing drug testing services compatible with and comparable to those provided by LSI. The Company completed the NDAC Asset Purchase in 1994, the

NPLI Acquisition in 1996 and the PLL Asset Purchase in January 1997. See "Item
1. Description of Business --Background." In connection with NPLI Acquisition, the Company acquired, in addition to the drug testing operations, the clinical testing and analysis operation conducted by NPLI. After several attempts to sell the clinical testing and analysis operation of NPLI, the Company discontinued the clinical testing and analysis operation in the fourth quarter of 1996. This resulted in a net loss from discontinued operation of $500,636 and a net loss on disposal of the clinical business of $773,580. See "Item 3. Legal Proceedings" and "Item 6. Management's Discussion and Analysis or Plan of Operations."

     The principal objective of the Company's acquisition strategy is to acquire companies that, through the consolidation and assimilation of the operations of drug testing companies acquired with and into the operations of LSI, will result in increased testing volume with minimal additional specimen processing cost, resulting in increased profitability and cash flows. Although the Company will not consummate an acquisition unless, at the time of the acquisition, it is anticipated that such acquisition will contribute to the profitability and provide positive cash flows from operations following consolidation and assimilation of the operations of the acquired company with those of LSI, there can be no assurance of such increased profitability and positive cash flows, as well as operations other than forensic drug testing may be acquired, which may be discontinued or disposed of at a loss. In the event the Company fails to make acquisitions which contribute to the profitability of the Company and provide positive cash flows to the Company, the Company may be required to reduce general and administrative expenses, possibly including consolidation of Company operations into the offices of LSI and reduction of management compensation, and may be required to utilize borrowings to fund negative cash flows from operations until such reductions of general and administrative expenses are achieved. See "Item 6. Management's Discussion and Analysis or Plan of Operations--Future Operations and Liquidity."

     In selecting companies for acquisition, the various criteria that will be considered include (i) the ability to consolidate and assimilate the operations of the acquisition target with and into those of LSI with the objective of achieving the anticipated increase in profitability and cash flows from operations, (ii) the ability on a post-acquisition basis to maintain the acquisition target's client base and market share, (iii) the ability to preserve the essential marketing personnel of the acquisition target, (iv) the terms of the acquisition, such as the cash requirements and willingness of the target's owners to accept equity securities of LSAI, (v) the revenue base of the acquisition target, and (vi) the legal and accounting costs of the acquisition.

     Such acquisitions will be completed through the issuance of Common Stock or Preferred Stock of LSAI, cash acquisitions utilizing available cash and cash equivalents, borrowings or other sources of equity capital. The non-specific nature of the acquisitions makes an estimation of amount to be allocated to acquisitions from these sources impossible to estimate or determine at the date of this Report. LSAI's growth strategy will require expanded customer services and support, increased personnel, expanded operational and financial systems and implementation of control procedures. There can be no assurance that LSAI will be able to manage expanded operations effectively and efficiently. LSAI's acquisitions may involve a number of risks including the diversion of management's attention to the assimilation of the acquired company, adverse short-term effects on the Company's results of operations, the amortization of acquired intangible assets, and the possibility that the acquired company will not contribute to the Company's profitability and cash flows as expected, and the acquisition may include business operations, other than forensic drug testing, the may be discontinued or disposed of at a loss.

     LSAI's shareholders will, in all likelihood, not be afforded the opportunity to approve the terms of any such acquisitions because the Board of Directors will, in most cases, have the authority to consummate acquisitions without shareholder approval. Shareholders will also not have an opportunity, prior to consummation of an acquisition, to review the financial statements of an acquisition candidate, except where shareholder approval is required.

     Expanding its Client Base. LSI intends to continue to compete aggressively for clients, with a greater emphasis on potential clients currently served by competitors. In this effort, LSI intends to focus in particular on the institutional and private employers, where LSI believes demand for drug testing services is the greatest and the average price per specimen historically has been higher. LSI also is targeting numerous moderate volume clients which have yet to implement drug testing programs.

     Emphasizing Client Service. SAMHSA certification requirements have established a quality baseline for forensic drug testing. As a result, it has become increasingly difficult for laboratories to differentiate their drug testing services on the basis of quality. LSI has chosen to differentiate itself by providing drug testing services, customized to address each client's needs including assisting clients with the development of drug testing programs, training client personnel, managing specimen collection, arranging for transportation of specimens to LSI's laboratory, identifying trends in local and national drug use, interpreting test results and providing expert testimony concerning challenged test results. Unlike most of LSI's competitors, LSI specializes in drug testing, and, through specialization, LSI believes that its customer services equal or exceed those provided by its competitors.

     Improving Operating Efficiencies. LSI believes that price continues to be an important factor in obtaining new clients and maintaining current clients. LSI intends to continue focusing on being a low-cost provider by improving the efficiency of both its laboratory operations and customer services. Achievement of improved efficiency is primarily a function of increased specimen testing volume. Increased specimen testing volume reduces the cost per specimen tested because of the somewhat fixed nature of general and administrative costs and permits LSI to obtain volume purchase price concessions from its vendors which also lower the direct cost per specimen tested. See "Item 6. Management's Discussion and Analysis or Plan of Operations--Results of Operations."

Drug Testing Operations

     The essential elements of legally defensible (forensic) drug testing are a secure chain-of-custody for each specimen from its collection to the reporting of test results, and accurate and reliable testing in which a second independent test is performed to confirm each positive test result. LSI carefully controls each step of the testing process by following detailed written procedures and by using the specific forensic testing methods required for legal defensibility of results. LSI tests for drugs of abuse, including cocaine, methamphetamine, heroin, PCP, marijuana and alcohol, primarily by urinalysis. LSI performs all testing at its laboratory in Belle Chasse, Louisiana which operates 24 hours per day, six days per week. The steps in LSI's forensic drug testing process are as follows:

     Collection and Transportation. Forensic drug testing begins with specimen collection conducted under carefully controlled conditions. Once a donor has provided a specimen which consists of two specimen bottles, each specimen is assigned a unique specimen identification number. A bar-coded or numbered label with this specimen identification number is affixed to each specimen bottle as a tamper-proof seal. The donor is then required to sign a statement on a chain-of-custody form which is bar-coded or numbered to match the specimen bottles. The donor certifies that the urine in the bottles belongs to the donor, that the bottles were sealed and labeled in the donor's presence and that the identification number on the bottles matches the number on the form. The collector also signs the form to certify the integrity of the collection process and then prepares the specimen for shipment to LSI's laboratory, together with a signed chain-of-custody form, which are delivered to LSI by overnight or same day courier or by U.S. mail.

     Receiving and Accessioning. LSI receives specimens in its restricted accessioning rooms, where they are inspected for tampering and checked for proper chain-of-custody documentation. The unique specimen identification number is entered into the laboratory computer which automatically orders the proper screening and confirmation testing and directs the reporting of test results. A small portion, or aliquot, of the specimen is then poured from one of the specimen bottles and prepared for screening. The specimen bottle is resealed with a tamper-proof seal and placed in locked cold storage for approximately 12 months.

     Screening. Each specimen submitted to LSI is screened for the presence of the drugs specified by the client. During 1996, LSI performed more than 3,750,000 screening tests on more than 45,000 specimens per month to determine the presence of drugs. In conducting these tests, LSI employs several different screening methods using automated analyzers and procedures which provide rapid, reliable screening of large numbers of specimens.

     Confirmation Testing. Specimens that screen negative are reported to the client without further testing. Specimens that screen positive are confirmed by testing a separate portion or aliquot using a different and independent technology from that used for initial screening. The confirmation technologies employed by LSI include those required by SAMHSA.

     Quality Assurance and Control. LSI carefully monitors the accuracy and reliability of its test results by internal and external quality assurance and control programs. LSI's staff evaluates laboratory performance by inserting "open" and "blind" quality control samples into each batch of client specimens during both screening and confirmation testing. An "open" sample is a urine specimen sample containing known quantities of one or more drugs of which the testing operator may have been informed contains drugs, but is not made aware of the kind and quantity of drugs contained in the sample. A "blind" sample is a urine specimen sample containing unknown quantities and kinds of drugs and which is indistinguishable from other specimen samples contained within a testing batch of samples. All specimens in a testing batch are retested if the results obtained for these control samples are not within specified limits. In addition, LSI is subject to frequent proficiency testing by various certifying bodies which send their own open and blind samples to the laboratory.

     LSI's laboratory is certified by SAMHSA, the College of American Pathology ("CAP"), as well as eight states and local jurisdictions. Of the various certifications, SAMHSA certification is considered the most important by LSI. SAMHSA is a federal regulatory agency charged with the responsibility and authority to license laboratories performing forensic drug testing services for the Federal Government and its agencies and industries which are federally regulated, such as the Department of Transportation, Department of Defense, etc. SAMHSA certifies, inspects, and monitors laboratories that perform forensic drug testing services under numerous specific mandated guidelines, including (i) strict adherence to chain-of-custody procedures, (ii) strict security of urine specimens from collection through testing, (iii) qualifications of technicians and the procedures employed in testing and the supervision thereof, (iv) segregation of SAMHSA-related specimens from non-SAMHSA-related specimens, (v) proficiency testing standards, and (vi) strict adherence to confidential reporting of test results.

     SAMHSA certification is essential to LSI's business because a major number of its clients are required to use certified laboratories, and many of its clients look to certification as an indication of reliability and accuracy of tests. In order to remain certified, LSI is subject to frequent inspections and proficiency tests. Failure to meet any of the numerous certification requirements, to which LSI is subject, could result in suspension or loss of certification. Such suspension or loss of certification could have a material adverse effect on LSI and LSAI. In such event, until the suspension is lifted or certification reobtained, LSI would be required to utilize the drug testing services of a SAMHSA certified competitor to process SAMHSA-related specimens, which would result in a substantial reduction in the number of specimens tested at LSI's laboratory and the price received per specimen received net of such competitor's cost to LSI of performing such testing services. In the event such suspension or loss of certification continued for a substantial period, LSI may be required to downsize its laboratory personnel and operations and, upon lifting of the suspension or reobtaining of SAMHSA certification, restaffing of the laboratory could occur over an extended period, and client base and market share may be required to be reestablished, all at substantial cost and expense to LSI.

     Data Review. Each test result, whether negative or positive, undergoes four independent levels of review before being reported. A result is first reviewed by the laboratory analyst conducting the test. Following the analyst's review, the screening or confirmation laboratory supervisor reviews the result. Next, a quality assurance and control technician reviews the result. Finally, the test result, including all chain-of-custody and testing documentation, is reviewed by a certifying scientist. It is only after all of these reviews have been successfully completed and all documentation is in order that the certifying scientist signs and releases a test result.

     Reporting of Results. LSI transmits an increasing number of its test results electronically through a secured national communications network. This network immediately encrypts and transmits each test result from the laboratory computer to the client's personal computer or secure fax machine as soon as it has been released by the certifying scientist. Using this network, LSI routinely reports results for specimens that screen negative within 24 hours of receipt in the laboratory and within 48 hours for specimens that require confirmation. Other clients receive test results via overnight courier or U.S. mail.

Contractual Arrangements

     Most large drug testing clients, including the majority of public employers and criminal justice agencies, use a formal competitive bid process in which the potential client provides a detailed specification of the drug testing services it requires. While price is an important factor, in most cases these organizations are not required to accept the lowest bid, but rather may choose the winning bidder on the basis of technical superiority and client service.
LSI has previously obtained contracts through biding and procurement procedures and will continue to obtain such contracts through competitive bidding. Such contracts are typically long-term, but are also subject to termination on short notice with little or no penalty.

     Other than drug testing services performed pursuant to contracts obtained through competitive bidding procedures, LSI performs most of its drug testing services without a formal contract. In most cases, LSI accepts and tests specimens for an agreed price which is generally renegotiated periodically. Because LSI does not currently have any long-term contracts, which is typical of high volume clients, LSI is not dependent to any significant degree upon any one client or contractual relationship with a client, the termination of which would have a material adverse effect upon LSI.

Competition

     Drug testing laboratories compete primarily on the basis of technical superiority, client service and price. The Company believes that LSI competes favorably in each of these categories. LSI competes with three types of companies which offer forensic drug testing services, i.e., national SAMHSA laboratory chains such as Smith-Kline Beecham Clinical Laboratories and Laboratory Corporation of America, regional SAMHSA laboratories such as LabOne, Inc. and Clinical Reference Lab and companies providing on site screening devices. Many of these competitors have greater financial resources than the Company. In addition, some clients and potential clients of LSI operate their own drug testing facilities, or may develop such facilities in the future.

Certification and Government Regulation

     Companies which compete in the forensic drug testing market generally must be certified by SAMHSA and may be required to have other types of certification imposed by certain states or clients. LSI's laboratory is currently certified by SAMHSA and CAP, as well as eight states and local jurisdictions. LSI is subject to frequent inspections by certifying bodies, including two SAMHSA inspections per year, and is also subject to frequent proficiency testing by SAMHSA, CAP and other certifying bodies. Failure to meet certification requirements could result in suspension or loss of certification. Certification is essential to LSI's business because some of its clients are required to use a certified laboratory, and many of its clients look to certification as an indication of reliability and accuracy of test results. With respect to its operations, LSI considers SAMHSA certification to be the most important of its various certifications. In order to obtain SAMHSA certification, a laboratory must apply for certification, meet certain minimum facility requirements and then successfully complete a series of proficiency tests, which takes approximately 12 months to complete at substantial cost and expense.
See "-- Drug Testing Operations--Quality Assurance and Control," above.

     Employee drug testing by federal agencies and certain private employers is subject to regulation by certain federal agencies. Legislation currently exists in a number of states regulating the circumstances under which employers may test employees and the procedures under which such tests must be conducted. In addition, the circumstances under which drug testing can legally be required by employers is subject to court precedent and judicial review.

Other Regulation

     The operations of LSAI and LSI are also subject to various federal, state and local requirements which affect businesses generally, such as taxes, postal regulations, labor laws, and environment and zoning regulations and ordinances.

Environmental Matters

     Certain testing procedures used by LSI require the use of hazardous materials. Failure to comply with current or future federal, state or local environmental laws or regulations could have a material adverse effect on LSI and LSAI. LSI believes that it has adequately warned employees of potential risks associated with working at LSI and has provided a workplace safe from hazard, as required by the Occupational Safety and Health Administration and certain Louisiana laws.

Employees

     As of April 15, 1997, LSAI had three full-time employees, and LSI had 95 full-time and 18 part-time employees, none of which are represented by a labor organization. LSAI considers its and LSI's relations with their employees to be good.

Item 2.   Description of Property.

     LSAI maintains its executive office in approximately 1800 square feet at Suite 810, 101 Park Avenue, Oklahoma City, Oklahoma 73102. The office premises are occupied under a long-term lease which expires August 31, 2000, and the monthly rental payment is $1,685. LSAI considers such space to be adequate for its current needs.

     LSI's executive offices and laboratory are located in approximately 7,390 square feet at 113 Jarrell Drive, Belle Chasse, Louisiana 70037, in a building owned by LSAI. In addition, LSI maintains its accounting and customer service operations in leased offices at 3520 General DeGaulle Drive, New Orleans, Louisiana 70114 in approximately 3,200 square feet. This lease is on a month-to-month basis, and requires monthly rental payments of $2,400.

     The Company and LSI have entered into agreements to acquire and remodel a 20,000 square foot building at an estimated cost of $890,000 for the relocation of LSI's laboratory facilities and consolidation of its customer service and accounting offices. It is anticipated that the laboratory facilities and customer service and accounting offices will be relocated to the building by the end of the June 1997. The Company believes that, with the acquisition of the building, the new location of the offices and laboratory will be adequate for the current and anticipated future needs of LSI. Following the relocation, LSI's laboratory and administrative offices will be at 1121 Newton Street, Gretna, Louisiana 70053.

     Following the relocation of the laboratory and administrative offices, it is anticipated that the building and real property currently used for the laboratory operations will be sold, and lease of the office space used for customer administrative offices will be terminated.

     In connection with the PLL Asset Purchase (see "Item 1. Description of Business--Background--PLL Asset Purchase"), the Company assumed the obligations of Pathology Laboratories Limited ("PLL") under a certain Lease between Edith Schlien and PLL, dated September 16, 1996, covering approximately 2,500 square feet of office space located in Greenville, South Carolina. This lease requires monthly base rental payments of $2,083, and will expire on September 16, 1999.

Item 3.   Legal Proceedings.

     In connection with the NPLI Acquisition, LSAI agreed to issue 153,282 additional shares of Common Stock to the former shareholders of NPLI in connection with the aggregate $462,911 reduction in the principal amounts of certain promissory notes issued to and held by the former NPLI shareholders.
See "Item 1. Description of Business--Background--NPLI Acquisition." The former shareholders made upon certain representations to LSAI regarding certain contracts and agreements for the providing of forensic drug testing, which were relied upon by LSAI in consummation of the NPLI Acquisition and which management of LSAI believes such representations to have been inaccurate and misleading based upon information obtained by LSAI following consummation of the NPLI Acquisition. LSAI has refused to make additional payments of accrued interest and principal of the promissory notes and has also refused to deliver the additional shares of Common Stock. On February 21, 1997, the former NPLI shareholders initiated an action against the Company, styled Kenneth O. Jobson and Haroutune K. Dekirmenjian v. Laboratory Specialists of America, Inc., Case No. 3:97-CV-117, in the United States District Court for the Eastern District of Tennessee at Knoxville, seeking recovery of the accrued interest and outstanding principal amounts of the promissory notes, which, based upon the NPLI Purchase Agreement, the Company has no obligation to pay. The Company filed its answer in this action and made a counterclaim against the former NPLI shareholders seeking a declaratory judgment that the Company is not in default under the terms of the promissory notes and recovery of an unspecified amount of damages for misrepresentation of known material facts with the intent that the Company would rely upon such misrepresentation in connection with the consummation of the NPLI Acquisition.

     On April 15, 1997, the Company initiated a legal action against the former NPLI shareholders, styled Laboratory Specialists of America, Inc. and National Psychopharmacology Laboratory, Inc. v. Kenneth O. Jobson and Haroutune K. Dekirmenjian, Case No. 97-2582-63, in the District Court of Oklahoma County, State of Oklahoma, seeking a declaratory judgment that the Company is not in default under the terms of the promissory notes and recovery of damages in excess of $10,000 for misrepresentation of known material facts with the intent that the Company would rely upon such misrepresentation in connection with the consummation of the NPLI Acquisition. The former NPLI shareholders have not filed an answer in this action.

     The Company is vigorously defending and prosecuting the respective actions. It is believed by management of the Company that the former shareholders of NPLI will not be successful in obtaining payment of the accrued interest and formerly outstanding principal amounts of the promissory notes; however, there is no such assurance. Furthermore, there is no assurance that the Company will recover any damages based upon the representations of the NPLI stockholders made with the intent of inducing the Company to consummate the NPLI Acquisition. It is anticipated by management that the Company will eventually deliver all or a portion of the additional shares of Common Stock; however, such number is not determinable as of the date of this Report.

     Other than the litigation described above, LSAI does not have any pending litigation. In the ordinary course of their businesses, LSI and NPLI from time to time are sued by individuals who have tested positive for drugs of abuse or who allege that improper clinical analysis has been performed by NPLI. To date, LSI and NPLI have not experienced any material liability related to these claims, although there can be no assurance that LSI or NPLI will not at some time in the future experience significant liability in connection with these types of claims. Based upon the prior successful defense of similar-type litigation, management believes LSI and NPLI have valid defenses to the plaintiffs' claims in all pending litigation, and LSI and NPLI intend to vigorously defend themselves in such litigation. LSI and NPLI are not currently defendant parties in any legal proceedings other than routine litigation that is incidental to the business of LSI and NPLI, and management of LSI and NPLI believes the outcome of such legal proceedings will not have a material adverse effect upon the results of operations or financial condition of LSI and NPLI. Furthermore, management of LSI and NPLI believe that the liability insurance coverage is adequate with respect to the pending litigation and, in general, for the businesses of LSI and NPLI.

Item 4.   Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the fiscal year ended December 31, 1996, the Company did not submit any matters to a vote of its shareholders through the solicitation of proxies or otherwise.

Part II

Item 5.   Market for Common Equity and Related Stockholders Matters.

     The LSAI's Common Stock is traded in the over-the-counter market and is quoted on Nasdaq Small Cap Market System under the symbol LABZ. The following table sets forth, for the periods presented, the high and low closing bid quotations in the over-the-counter market as quoted by Nasdaq Small Cap Market System. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                                          Closing Bid
                                                          -----------
                                                      High           Low
                                                      ----           ---
1996:
    First Quarter Ended March 31, 1996..............  $4.00        $2.88
    Second Quarter Ended June 30, 1996..............  $3.69        $3.00
    Third Quarter Ended September 30, 1996..........  $3.38        $2.38
    Fourth Quarter Ended December 31, 1996..........  $3.26        $2.56
1995:
    First Quarter Ended March 31, 1995..............  $3.44        $3.00
    Second Quarter Ended June 30, 1995..............  $3.63        $3.13
    Third Quarter Ended September 30, 1995..........  $4.00        $2.88
    Fourth Quarter Ended December 31, 1995..........  $3.75        $2.88


     On April 15, 1997, the closing bid and asked prices of the Common Stock as quoted on Nasdaq Small Cap Market System were $2.38. On April 15, 1997, there were approximately 650 holders of LSAI's Common Stock.

     LSAI's dividend policy is to retain its earnings to support the expansion of its operations. The Board of Directors of LSAI does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, LSAI's financial condition and other factors deemed relevant by the Board of Directors. LSAI's future earnings and cash flow currently are dependent principally upon the operating results of LSI and such dependency may continue indefinitely in the future, even following expansion of LSAI's operations through acquisitions as anticipated.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.

     LSAI was formed on March 24, 1994, and prior to June 30, 1994, the effective date of the LSI Acquisition, the operations of LSAI were limited to completion of a private placement of its Common Stock and the operations associated with the LSI Acquisition. Therefore, the following discussion and analysis of results of operations are only those of LSI prior to the LSI Acquisition. On the effective date of the LSI Acquisition, LSI became a wholly-owned subsidiary of LSAI which was accounted for as a reverse acquisition of LSAI by LSI under the purchase method of accounting. See "Item 1. The Company-- Background--LSI Acquisition" and "--Private Placement and Operations of LSAI."

Results of Operations

     The following table sets forth selected results of operations for the fiscal years ended December 31, 1996, 1995 and 1994, which are derived from the audited consolidated financial statements of the Company. The results of operations for the fiscal year ended December 31, 1994, are a combination of the Pre-Acquisition Period of January 1, 1994, through April 17, 1994, and the Post-Acquisition Period of April 18, 1994, through December 31, 1994. The Pre-Acquisition Period ended April 17, 1994, is not comparable to the Post-Acquisition Period and the fiscal year ended December 31, 1994, 1995 and 1996, due to the purchase accounting adjustments and the resulting increase in amortization of additional goodwill recorded in connection with and following the Peterson Share Exchange. See "Item 1. Description of Business--Background --Peterson Share Exchange."

                                                              For the Year Ended December 31,
                                             -----------------------------------------------------------------
                                                      1994                 1995                   1996
                                             -------------------   --------------------  ---------------------
                                               Amount    Percent     Amount    Percent     Amount     Percent
                                             ----------  --------  ----------  --------  -----------  --------
Revenues..............................       $5,000,524    100.0%  $6,925,716    100.0%  $8,726,799     100.0%
Cost of revenues......................        2,291,345     45.8%   3,246,470     46.9%   3,816,114      43.7%
                                             ----------    -----   ----------    -----   ----------     -----
Gross profit..........................        2,709,179     54.2%   3,679,246     53.1%   4,910,685      56.3%
                                             ----------    -----   ----------    -----   ----------     -----
Operating expenses:
  Selling.............................          432,920      8.7%     561,470      8.1%     601,945       6.9%
  General and administrative..........        1,681,722     33.6%   2,157,410     31.2%   2,442,602      28.0%
  Depreciation and
     amortization.....................          158,884      3.2%     232,535      3.3%     504,123       5.8%
  Asset impairment....................               --      -- %          --      -- %     124,531       1.4%
                                             ----------    -----   ----------    -----   ----------     -----
Total operating expenses..............        2,273,526     45.5%   2,951,415     42.6%   3,673,201      42.1%
                                             ----------    -----   ----------    -----   ----------     -----
                                                435,653      8.7%     727,831     10.5%   1,237,484      14.2%
Other income (expense)................           65,682      1.3%     421,134      6.1%     (21,808)       .2%
                                             ----------    -----   ----------    -----   ----------     -----
Income from continuing
  operations before income taxes......          501,335     10.0%   1,148,965     16.6%   1,215,676      13.9%
Income tax expense....................          211,023      4.2%     474,405      6.9%     527,171       6.0%
                                             ----------    -----   ----------    -----   ----------     -----
Income from continuing operations.....          290,312      5.8%     674,560      9.7%     688,505       7.9%
Discontinued Operations:
  Loss from operations of
        discontinued clinical
        business, net of tax benefit..               --      -- %          --      -- %    (500,636)      5.7%

  Loss on disposal of clinical
        business, net of tax benefit..               --      -- %          --      -- %    (773,580)      8.9%
                                             ----------    -----   ----------    -----   ----------     -----
Net income (loss).....................       $  290,312      5.8%  $  674,560      9.7%  $ (585,711)      6.7%
                                             ==========    =====   ==========    =====   ==========     =====


     During 1996 and 1995, LSI experienced a 4.7 and 5.0 percent decrease in the price per specimen, respectively, compared to the preceding fiscal year principally due to increased price competition amongst providers of drug testing services, price per specimen being the most important factor in obtaining and maintaining clients. Management of LSI closely monitors its price per specimen, the prices of its competitors and the costs of processing specimens to remain competitive, as well as profitable. Although it appears that the price decline per specimen has moderated, there can be no assurance that price decline per specimen will not further decline during 1997. In the event price stabilization does not continue and further declines are experienced, LSI will, as it has in the past, take appropriate measures to downsize its drug testing personnel and possibly further automate the testing process and employ additional technology to continue profitability, although there can be no assurance that such measures will assure profitability in the event of substantial price reductions within the short term. Although the price per specimen declined in 1996 and 1995 compared to the preceding fiscal year, the number of specimens analyzed increased 34.5 percent and 45.1 percent in 1996 and 1995, respectively, compared to the preceding fiscal year, which offset the decrease in the price per specimen analyzed during 1996 and 1995.

     In connection with NPLI Acquisition, the Company acquired the clinical testing and analysis operation conducted by NPLI. After several attempts to sell the clinical testing analysis operation of NPLI, the Company discontinued the clinical testing and analysis operation in the fourth quarter of 1996. This resulted in a loss from the discontinued operation of $500,636 (after giving effect to the associated tax benefit of $257,904) and a loss on disposal of the clinical business of $773,580 (after giving effect to the associated tax benefit of $489,420), which resulted in a loss of $.39 per weighted average number of common shares and common share equivalents used to compute primary earnings per share. Before such discontinued operation, the Company's income from continuing operations was $688,505 or $.21 per weighted average number of common shares and
common share equivalents used to compute primary earnings per share.   See "Item
1. Description of Business--Background--NPLI Acquisition" and "Item 3. Legal Proceedings."

     Through the Company's acquisition strategy, management anticipates, although there can be no assurance, that the consolidation and assimilation of the operations associated with additional companies or the assets of forensic drug testing companies that may be acquired will result in increased testing volume with minimal additional indirect specimen processing cost, resulting in increased profitability from operations. See "Item 1. Description of Business-- Expansion Strategy." In the event the Company fails to make acquisitions which contribute to the profitability of the Company, LSI and LSAI may be required to reduce general and administrative expenses, possibly including consolidation of Company operations into the offices of LSI and reduction of management compensation.

     Comparison of Fiscal 1996 and 1995

     Revenues increased to $8,726,799 in 1996 from $6,925,716 in 1995, an increase of 26 percent. The increase in revenues was due to a 34.5 percent increase in the number of specimens analyzed during 1996 as compared to 1995, although partially offset by a decrease of 4.7 percent in the average price per specimen. The increase in number of specimens analyzed was attributable to the NPLI Acquisition as well as the obtaining of additional accounts through LSI's normal sales and marketing efforts. The decrease in the average price per specimen was principally due to increased price competition among providers of drug testing services, price per specimen being the most important factor in obtaining and maintaining clients. There can be no assurance that the price per specimen will not further decline in 1997 which will directly impact profitability. See "Item 1. Description of Business--Competition." Cost of laboratory services increased $569,644 from $3,246,470 in 1995 to $3,816,114 in 1996. This increase was primarily due to the increased volume of specimen testing and decreased as a percentage of revenues by 3.2 percent. Gross profit on revenues increased as a percentage of revenues from 53.1 percent in 1995 to
56.3 percent in 1996.

     Operating expenses increased from $2,951,415 in 1995 to $3,673,201 in 1996, an increase of 24.5 percent, but decreased as a percentage of revenues from 42.6 percent to 42.1 percent. The increase in operating expenses was attributable to the increase in general and administrative expenses of $285,192, selling expense of $40,475, depreciation and amortization of $271,588, and the recognition of asset impairment of $124,531. The increase in general and administrative expenses was principally due to the increase in executive officer compensation of LSAI and accrued bonuses for certain key employees of LSI. The increase in selling expenses was due to the addition of one sales representative and increased personnel to assist in maintaining forensic drug testing clients and customers obtained in connection with the NPLI Acquisition, although partially offset by a reduction in commission expenses. Depreciation increased due to the acquisition of new laboratory equipment in March 1996, and amortization increased due to the amortization of the customer list and goodwill acquired in connection with the NPLI Acquisition. Asset impairment was attributable principally to the write-down, to the estimated fair market value, of LSI's current laboratory facilities which are held for sale as of the date of this Report.

     Interest expense increased from $29,651 in 1995 to $67,185 in 1996, a 126.6 percent increase. The increase in interest expense was the result of a capital lease agreement for certain laboratory equipment. Interest income decreased from $126,939 in 1995 to $41,208 in 1996, a 67.5 percent decrease. The decrease resulted from a reduction of cash equivalents held for investment due to the NPLI Acquisition and other acquisition activities. Other income decreased from $323,846 in 1995 to $4,169 in 1996. The decrease in other income was primarily due to the receipt during 1995 of a non-reoccurring settlement of a lawsuit in which LSI was the plaintiff. Income from continuing operations, after provision for income taxes, increased from $674,560 in 1995 to $688,505 in 1996, a 2.1 percent increase. Income per share of common stock from continuing operations on a primary basis was $.21 ($.17 per share on a fully diluted basis) in 1996, compared to net income per share of common stock on a primary basis of $.20 ($.17 per share on a fully diluted basis) in 1995.

     During the fourth quarter of 1996, the clinical testing and analysis operation conducted by NPLI was discontinued, which resulted in a loss from discontinued operation of $500,636 (after giving effect to the associated tax benefit of $257,904) and a loss on disposal of the clinical business of $773,580 (after giving effect to the associated tax benefit of $489,420), which resulted in a net loss from continued and discontinued operations of $585,711. Net loss from continued and discontinued operations per share of common stock on a primary basis was $.18 and $.15 per share of common stock on a fully diluted basis.

     Comparison of Fiscal 1995 and 1994

     Revenues increased to $6,925,716 in 1995 from $5,000,524 in 1994, an increase of 38.5 percent. The increase in revenues was due to a 45.1 percent increase in the number of specimens analyzed during 1995 as compared to 1994, although partially offset by a decrease of five percent in the average price per specimen. The increase in number of specimens analyzed was attributable to the NDAC Asset Purchase as well as the obtaining of additional accounts through LSI's normal sales and marketing efforts. The decrease in the average price per specimen was principally due to increased price competition among providers of drug testing services, price per specimen being the most important factor in obtaining and maintaining clients. Cost of laboratory services increased $955,125 from $2,291,345 in 1994 to $3,246,470 in 1995. This increase was primarily due to the increased volume of specimen testing and only increased as a percentage of revenues by 1.1 percent. Gross profit on revenues decreased as a percentage of revenues from 54.2 percent in 1994 to 53.1 percent in 1995.
The decrease was directly attributable to the decrease in the price per specimen.

     Operating expenses increased from $2,273,526 in 1994 to $2,951,415 in 1995, an increase of 29.8 percent, but decreased as a percentage of revenues from 44.5 percent to 42.6 percent. The increase in operating expenses was attributable to the increase in general and administrative expenses of $475,688, selling expense of $128,550, and depreciation and amortization of $73,651. The increase was principally as a result of the NDAC Asset Purchase, the increase in the number of specimens analyzed in 1995, and a full year of administrative costs associated with LSAI's Oklahoma City office.

     Income from operations increased from $435,653 in 1994 to $727,831 in 1995, a 67.1 percent increase. Operating income increased from 8.7 percent of revenues in 1994 to 10.5 percent of revenues in 1995, principally due to the increase in the number of specimens analyzed, while cost of laboratory services and operating expenses only marginally increased.

     Interest expense decreased from $32,375 in 1994 to $29,651 in 1995, an 8.4 percent decrease, principally as a result of reduction of outstanding indebtedness during 1995. Other income increased from $66,578 in 1994 to $323,846 in 1995. This was primarily due to a $320,000 settlement of certain litigation brought by LSI. Net income, after provision for income taxes, increased from $290,312 in 1994 to $674,560 in 1995, a 132.4 percent increase.

     Pro Forma Effect of Stock-Based Compensation

     The Company has historically used options to retain and compensate its officers, directors, employees and others. During 1996 and 1995, the Company granted 310,000 stock options for the purchase of the Common Stock of LSAI to certain officers, directors, employees and others. In accordance with Accounting Principles Board Opinion No. 25, the compensation cost of such stock options is not recognized in the consolidated financial statements of the Company. The outstanding stock options granted in 1996 and 1995 had an aggregate weighted average fair value at the date of grant of the options of $134,250, utilizing the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation. After giving effect to the weighted average fair value of such options, the Company had a net pro forma loss of $673,516 ($.20 per common share on a primary basis and $.17 per common share on a fully diluted basis) for the year ended December 31, 1996, and had a net pro forma income of $614,771 ($.19 per common share on a primary basis and $.16 per common share on a fully diluted basis) for the year ended December 31, 1995.

     Quarterly Results of Operations

     LSI's operations are affected by seasonal trends to which drug testing laboratories are generally subject. In LSI's experience, testing volume tends to be higher in the second calendar quarter and lower in the winter holiday season and the beginning of the first calendar quarter primarily due to hiring patterns which affect pre-employment drug testing. Because the general and administrative expenses associated with maintaining and adding to LSI's testing work force are relatively fixed over the short term, LSI's margins tend to increase in periods of higher testing volume and decrease in periods of lower testing volume. These effects are not always apparent because of the impact and timing of the startup of new businesses and other factors such as the timing and amount of price increases or decreases and additional acquisitions. Nevertheless, LSI's results of operations for a particular quarter may not be indicative of the results to be expected during other quarters.

     Income Taxes

     The provisions for income taxes from continuing operations on pretax income were based on the effective combined federal and state graduated corporate income tax rates of approximately 43 percent in 1996 and 41 percent for 1995, and were $527,171 and $474,405 for the years ended December 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

     Historically, the Company has financed its growth from bank borrowings and the sale of equity securities. Net cash provided by operating activities totaled $472,801 and $734,475 during the years ended December 31, 1996 and 1995, respectively. As of December 31, 1996, the Company had working capital of $1,002,712, compared to working capital of $3,128,818 at December 31, 1995. In connection with the NPLI Acquisition, which was consummated on January 2, 1996, during the first quarter of 1996, the Company paid and expended approximately $1,740,000 as a result of payments to the former NPLI shareholders and payment of certain NPLI bank borrowings, shareholder loans and other indebtedness. See "Item 1. Description of Business--Background--NPLI Acquisition." In the event the Company's revenues increase as anticipated by management, the Company's working capital requirements will also increase and such requirements may exceed the net cash provided by operating activities and require that cash be used in operating activities from sources other than operations, including the available cash and cash equivalents (which were $727,381 at December 31, 1996) and borrowings. The increase in cash used in operations will principally be due to the timing differential between Company's payment for materials and services to its suppliers and employee work force, and the time at which the Company receives payment from its customers.

     On December 27, 1996, LSI's revolving line credit facility with Hibernia National Bank expired, at which time there were no outstanding borrowings. On January 9, 1997, LSI entered in to a loan agreement with Hibernia National Bank (the "Bank") which established a credit facility comprised of a five-year term loan of up to $1,700,000 and a one-year revolving loan of $250,000 to be used for the acquisition of Pathology Laboratories Limited. The term loan was fully
advanced upon execution of the loan agreement.   Advances under the revolving
loan are based upon LSI maintaining certain ratios and compliance with the covenants of the loan agreement and LSI's liquid assets including its accounts receivable. The outstanding principal amount of the revolving loan bears interest at Citibank, N.A. rate and the term loan bears interest at such rate plus one-half percent. The loan is secured by the accounts receivable, intangible assets, and by a mortgage on the building owned by LSI, and is guaranteed by LSAI.

Future Operations and Liquidity

     In connection with the Peterson Share Exchange, LSI issued to MBf USA, its former parent, the MBf Promissory Note (in the principal amount of $353,123, providing for interest at seven percent per annum). See "Item 1. Description of Business--Background--LSI Acquisition." The MBf Promissory Note is secured by substantially all of the assets of LSI and becomes due February 23, 1999.

     Although the Company experienced substantial losses from the discontinuance and disposal of the clinical operation of NPLI, which were acquired in January 1996 in connection with the NPLI Acquisition, the continued forensic drug testing operations of the Company were profitable during 1996. Through its acquisition strategy, management of the Company intends to continue its growth through the acquisition of drug testing companies and the assets of such companies, and assimilation of the acquired drug testing operations and assets with and into LSI, to obtain increased testing volume with minimal additional specimen processing cost, resulting in increased profitability and cash flows. See "Item 1. Description of Business--Expansion Strategy." Although the Company will not consummate an acquisition unless, at the time of the acquisition, it is anticipated that such acquisition will contribute to the profitability and provide positive cash flows from operations following consolidation and assimilation of the operations of the acquired company with those of the Company, there can be no assurance of such profitability and positive cash flows. In the event the Company fails to make acquisitions which contribute to the profitability of the Company and provide positive cash flows to the Company, LSI and LSAI may be required to reduce general and administrative expenses, possibly including consolidation of Company operations into the offices of LSI and reduction of management compensation, and may be required to utilize borrowings to fund negative cash flows from operations until such reductions of general and administrative expenses are achieved.

     On December 3, 1996, LSI purchased a building to be renovated for its new laboratory. The purchase was financed by a note payable to the seller due on June 3, 1997, with no stated interest rate. This note has been classified as long-term based on a written commitment from a bank to refinance the purchase and construction costs up to the lesser of 80% of appraised value or cost, not to exceed $720,000. The bank note will be payable monthly based on a fifteen-year amortization with the balance due five years from issuance. In connection with the renovation of the new laboratory, LSI entered into an agreement to pay $439,572 upon completion of the renovation, which is expected during mid 1997. See "Item 2. Description of Property."

      On January 31, 1997, the Company acquired from Pathology Laboratories, Ltd. ("PLL") certain intangible assets pursuant to an Asset Purchase Agreement dated January 31, 1997 (the "Purchase Agreement"). See "Item 1. Description of
Business--Background--PLL Asset Purchase."    Pursuant to the Purchase
Agreement, (i) the Company paid $1,600,000 at closing and (ii) the Company assumed the obligations of PLL under a certain lease, dated September 16, 1996, which requires monthly base rental payments of $2,083 and which expires on September 16, 1999. Furthermore, the Company is required to make four additional quarterly installment payments to PLL within 60 days following the end of each three-month period during the twelve months ending January 31, 1998. These quarterly payments are based on gross revenues directly attributable to each customer comprising the customer base of PLL for the year ending January 31, 1998, exceeding $1,600,000. The gross revenues attributable to this customer base for the year ended December 31, 1996, were approximately $3,200,000.

     The Company anticipates that existing cash and cash equivalent balances and short-term investments, and funds to be generated from future operations will be sufficient to fund operations, and budgeted capital expenditures of LSAI and LSI through 1997.

     Future Assessment of Recoverability and Impairment of Goodwill and Customer List. In connection with the Peterson Share Exchange, LSI recorded goodwill which is being amortized over 40 years on a straight-line basis. Furthermore, in connection with the NDAC Asset Purchase, LSAI recorded the assets purchased pursuant to the NDAC Asset Purchase as a customer list which is being amortized over 15 years on a straight-line basis. In addition, in connection with the NPLI Acquisition, LSAI recorded the excess of the purchase over the value of the assets of NPLI as goodwill and a customer list, which is being amortized over 20 years and 15 years, respectively, on a straight-line basis. At December 31, 1996, the unamortized portion of the goodwill and the customer lists were $2,663,850 and $1,863,061, respectively. The carrying value and recoverability of unamortized goodwill and customer lists will be periodically reviewed by management of the Company. If the facts and circumstances suggest that the goodwill or customer list may be impaired, the carrying value of goodwill or customer list will be adjusted which will result in an immediate charge against income during the period of the adjustment and/or the length of the remaining amortization period may be shortened, which will result in an increase in the amount of goodwill or customer list amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. Of the various factors to be considered by management of the Company in determining goodwill or customer list impairment, the most significant will be (i) losses from operations, (ii) loss of customers,
(iii) developments within the drug testing industry, including the Company's inability to maintain its market share, development of drug testing technologies, imposition of additional regulatory and certification requirements, and (iv) loss or suspension for an extended period of laboratory certification, especially by SAMHSA. See "Item 1. Description of Business-- Certification and Government Regulation." In the event management of the Company determines that goodwill or the customer list has become impaired, the adjustment for impairment and recoverability will most likely occur during a period of operations in which the Company has sustained losses or has only marginal profitability from operations, and the impairment and/or increased amortization amount will either increase such losses from operations or further reduce profitability.

Item 7.   Financial Statements

     The response to this Item is set forth herein in a separate section of this report, appearing on page F-2 through F-22.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no disagreements of the type required to be reported under this Item between management of LSAI and LSI and their independent accountants during 1996 and 1995.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth certain information with respect to each executive officer and director of LSAI and LSI. Directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting and until their successors are elected and qualified. Executive officers are elected by the Board of Directors and serve at its discretion. LSAI's Bylaws authorize the Board of Directors to be constituted of not less than one and such number as the Board of Directors may from time to time determine by resolution or election. The Board currently consists of seven members.



         Name                   Age        Position with LSAI            Position with LSI
         ----                   ---        ------------------            -----------------
John Simonelli.................  50     Chairman of the Board,
                                        Chief Executive Officer,
                                        Secretary, and Director
Larry E. Howell................  50     President and Chief
                                        Operating Officer, and
                                        Director
Arthur R. Peterson, Jr.(1).....  51     Treasurer and Director       President and Chief
                                                                     Executive Officer, and
                                                                     Director
Robert A. Gardebled, Jr........  32     Director                     Controller, Secretary
                                                                     and Director
Jerome P. Welch(1)(2)..........  59     Director                     --
Michael E. Dunn(1)(2)..........  50     Director                     --
Harry Gray Browne, M.D.(2).....  67     Director                     --
------------------------

(1)  Member of the Compensation Committee.
(2)  Member of Stock Option Committee.  See "--Stock Option Plan," below.

     The executive officers of LSI devote their full-time to LSI's business, while Messrs. Simonelli and Howell will devote such time to the business and affairs of LSAI as may be required, but not less than 50 percent of their time will be devoted to the business and affairs of LSAI.

     The following is a brief description of the business background of the executive officers and directors of LSAI:

     John Simonelli is Chairman of the Board, Chief Executive Officer, Secretary and a Director of LSAI. Mr. Simonelli served as a Director, Chief Executive Officer and Secretary of Vantage Capital Resources, Inc. from March 1996 until its merger with Applied Intelligence Group, Inc. and thereafter served as a Director and Vice President of Applied Intelligence Group, Inc. until October 14, 1996. He served as Chairman of the Board and Chief Executive Officer of MBf USA, Inc. (formerly American Drug Screens, Inc.), a publicly-held company engaged in the medical products and services industry, from February 1988 through June 1992. He served as Chief Executive Officer of Unico, Inc. (formerly CMS Advertising, Inc.), a publicly-held company engaged in the franchising of cooperative direct mail advertising businesses, from June 1986 to June 1988. From July 1981 through June 1985, he served in various capacities, including President and Director, with Moto Photo, Inc., a publicly-held company engaged in the business of franchising one-hour, photo development laboratories. Mr. Simonelli served as President and CEO, from May 1985 until November 1985, and a Director, from May 1985 through 1988, of TM Communications, Inc. (formerly Video Image, Inc. and TM Century, Inc.), a publicly-held company engaged in radio broadcasting and corporate communications.

     Larry E. Howell is President and Chief Operating Officer, and a Director of LSAI. Mr. Howell served as a Director, President and Treasurer of Vantage Capital Resources, Inc. from March 1996 until its merger with Applied Intelligence Group, Inc. and thereafter served as a Director and Vice President
of Applied Intelligence Group, Inc. until October 14, 1996.   He served as
President and Chief Operating Officer of MBf USA, Inc. (formerly American Drug Screens, Inc.), a publicly-held company engaged in the medical products and services industry, from February 1988 through June 1992. From June 1986 to April 1988, Mr. Howell served first as Vice President and than as President and Chief Operating Officer of Unico, Inc. (formerly CMS Advertising, Inc.), a publicly-held company engaged in the franchising of cooperative direct mail advertising businesses. Since January 1982, Mr. Howell as the sole proprietor of Howell and Associates, Inc. provides consulting services principally related to corporate acquisitions and mergers.

     Arthur R. Peterson, Jr. was elected Treasurer and a Director of LSAI in July 1994 in connection with the LSI Acquisition. Mr. Peterson founded LSI in 1978 and served as its President and Chief Executive Officer and a Director from inception. From March 1989 until April 1994, he served as a Director of MBf USA, Inc. (formerly American Drug Screens, Inc.), a publicly held company in the medical products and services industry and former parent of LSI. Prior to 1978, Mr. Peterson was Chairman of the Board and Chief Executive Officer of Clinical Laboratories of La., Inc., a company he founded which served the medical community in clinical studies.

     Robert A. Gardebled, Jr. was elected a Director of LSAI in July 1994 in connection with the LSI Acquisition. Since July 1989, he has served as an assistant to the President and was elected Controller of LSI and in connection with the LSI Acquisition, he was elected Secretary of LSI. From July 1991 until April 1994, Mr. Gardebled served as a Director of MBf USA, Inc. (formerly American Drug Screens, Inc.), a publicly held company in the medical products and services industry and former parent of LSI. Prior to joining LSI, he was a Production Manager for Halter Yachts, Inc., a Louisiana ship building company.

     Jerome P. Welch was elected a Director of LSAI on August 26, 1994. Mr. Welch is President of Prospect Publishers, Inc., a publisher of literary hardback anthologies and newsletters. From May 1990 through June 1992, he served as a Director and in July 1990 was elected Secretary of MBf USA, Inc. (formerly American Drug Screens, Inc.), a publicly-held company engaged in the medical products and services industry. From July 1988 to January 1990, Mr. Welch served as President of Simon & Schuster Supplementary Publishers, a subsidiary of Paramount Communications, Inc. and was Senior Vice President and Publisher of McGraw Hill Educational Publishing from July 1987 to July 1988.

     Michael E. Dunn was elected a Director of LSAI on August 26, 1994. Since April 1980 to January 1995, he was a member, shareholder and director of the law firm of Zrenda Dunn & Swan, A Professional Corporation (formerly Bright Zrenda &
Dunn), in Oklahoma City, Oklahoma, and President from April 1992 until January 1995. Mr. Dunn has been a member, shareholder and President of Dunn Swan & Cunningham, A Professional Corporation, since February 28, 1995. He has been the owner of the Woodlake Racquet Club, a recreational athletic club, since 1981. From November 1991 to November 1992, he served as a director of Tide West Oil Company, a publicly-held, independent oil and gas exploration and production company. Mr. Dunn was graduated from the University of Oklahoma College of Law in 1972, and holds a Bachelor of Science in Accounting and pursued graduate studies at the University of Oklahoma.

     Harry Gray Browne, M.D. was elected a Director of LSAI on December 12, 1994. Dr. Browne is President and Chairman of the Board of NDA Corporation and held the same positions with National Drug Assessment Corporation until their merger on December 19, 1994. Further, he is Vice Chairman and Senior Vice President of Scientific Affairs of Therapeutic Antibodies, Inc., and a Director of Therapeutic Antibodies London, Ltd. (both are international biopharmaceutical companies), Chairman of the Board of Winchester Research Laboratories (a development stage, genetic research company), a Director of Harley Screen PLC (a clinical laboratory in London, England), and a member of the Board of Governors of St. Thomas Aquinas College (a liberal arts college in Santa Paula, California). Until December 1, 1994, National Drug Assessment Corporation was engaged in the providing of drug testing services. Dr. Browne received a Bachelor of Arts from Yale University in 1951 and a Medicinae Doctorate from Cornell University Medical College in 1956 and a Diploma of Tropical Medicine and Parasitology from the University of Havana in 1953.

Item 10.  Executive Compensation

     The following table sets forth certain information with respect to the total cash compensation, paid or accrued, of the President and Chief Executive Officer of LSAI and each of the executive officers that during 1996 received compensation in excess of $100,000.

                          Officer Compensation Table

                                                                                 Annual Compensation
                                                                     -------------------------------------------
                                                                                                   All Other
Name and Principal Position                                Year      Salary(1)      Bonus(2)    Compensation(3)
---------------------------                                ----      ---------      --------    ----------------
John Simonelli.............................................1996...   $100,000       $  --             $12,600
  Chief Executive Officer of LSAI                          1995...   $ 75,000       $  --             $12,000
                                                           1994...   $ 75,000       $  --             $ 8,592
Larry E. Howell............................................1996...   $100,000       $  --             $14,100
  President and Chief Operating Officer of LSAI            1995...   $ 75,000       $  --             $12,000
                                                           1994...   $ 75,000       $  --             $ 8,592
Arthur R. Peterson, Jr. ...................................1996...   $120,133       $50,000           $21,700
  Treasurer of LSAI and Chief Executive Officer of LSI     1995...   $100,000       $50,000           $16,000
    Officer of LSI                                         1994...   $100,000       $76,956           $16,000

------------
(1) Dollar value of base salary (both cash and non-cash) earned during the year.
(2)  Dollar value of bonus (both cash and non-cash) earned during the year.
(3) The amounts reflected are for an automobile allowance and life and disability insurance premiums paid by the Company.

Aggregate Option Grants and Exercises in 1996 and Year-End Option Values

     Stock Options and Option Values. The following table sets forth information related to options granted to the executive officers named in the Officer Compensation Table during 1996.

                                                 Individual Grants
                             -----------------------------------------------------------  Potential Realizable Value at
                                                                                             Assumed Rates of Stock
                                         Percent of Total                                      Price Appreciation
                               Number    Options Granted   Exercise or                         for Option Term(1)
                             of Options  to Employees in   Base Price                     -----------------------------
Name                          Granted          1996         Per Share    Expiration Date  Five Percent      Ten Percent
----                         ----------  ----------------  -----------  ----------------  ------------      -----------
John Simonelli.............    50,000           27%           $2.75     October 30, 2006    $223,973           $356,640
Larry E. Howell............    50,000           27%           $2.75     October 30, 2006    $223,973           $356,640
Arthur R. Peterson, Jr. ...    50,000           27%           $2.75     October 30, 2006    $223,973           $356,640

------------
(1) The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compound rates of appreciation of LSAI's Common Stock over the term of the options. These amounts do not take into consideration provisions restricting transferability and represent certain assumed rates of appreciation only. Actual gains on stock option exercises are dependent on the future performance of LSAI's Common Stock and overall stock market conditions. There can be no assurance that the potential values reflected in this table will be achieved. All amounts have been rounded to the nearest whole dollar amount.

     Aggregate Stock Option Exercise and Year-End and Option Values. The following table sets forth information related to the number of options exercised in 1996 and the value realized by the named executive officers, as well as, information related to the number and value of options held by the named executive officers at the end of 1996. During 1996, there were no options to purchase LSAI's Common Stock exercised by the named executive officers.



                           Number of Unexercised Options     Value of Unexercised In-the-Money
                              as of December 31, 1996        Options as of December 31, 1996(1)
                           -----------------------------    -----------------------------------
Name                       Exercisable     Unexercisable    Exercisable           Unexercisable
----                       -----------     -------------    -----------           -------------
John Simonelli............    10,000           50,000          $  --                    $12,500
Larry E. Howell...........    10,000           50,000          $  --                    $12,500
Arthur R. Peterson, Jr....    10,000           50,000          $  --                    $12,500
------------

(1) The closing sale price of the Common Stock as quoted on Nasdaq SmallCap Market on December 31, 1996, was $3.00. Because the closing highest bid price of the Common Stock on December 31, 1996, was equal to the exercise price, exercisable options were not in the money on such date.

Compensation of Directors

     The directors of LSAI that are employees of LSAI or LSI are not currently compensated for attending meetings of directors and committees of the Board of Directors, but are reimbursed out-of-pocket expenses. The compensation of non-employee directors has not been determined by the Board of Directors, but non-employee directors are reimbursed out-of-pocket expenses incurred in attending meetings of directors and committees on which they serve. During 1996, the Board of Directors of LSAI did not have any meetings and the directors of LSAI were not paid any compensation nor was any compensation accrued.

Employment Arrangements

     LSAI has employment agreements with Messrs. Simonelli and Howell, which were amended on April 15, 1996, and expire on April 15, 2000, each of which provides, among other things, (i) an annual base salary of $112,500, (ii) bonuses at the discretion of the Board of Directors, but not in excess of 10 percent of the net income of LSAI, (iii) eligibility for stock options under LSAI's Stock Option Plan, (iv) health and disability insurance benefits and life insurance, (v) an automobile allowance, and (vi) benefits consistent with similar executive employment agreements. The agreements require Messrs. Simonelli and Howell to devote not less than 50 percent of their time and attention to the business and affairs of LSAI. The agreements also restrict the employee's right to participate in other activities outside of LSAI to the extent such activities conflict with the employee's ability to perform his duties and that would violate his duty and loyalty to LSAI. The Board of Directors has delegated to the Compensation Committee, which is comprised of Messrs. Peterson, Welch and Dunn, the responsibility of determining the bonus compensation to be paid to the officers of LSAI.

     Furthermore, LSI has an employment agreement with Mr. Peterson which expires April 15, 2000, and which provides, among other things, (i) an annual base salary of $125,000, (ii) annual bonuses equal to the lesser of $50,000 or 10 percent of the net income of LSI before provision for income taxes, (iii) eligibility for stock options under LSAI's Stock Option Plan, (iv) health and disability insurance benefits and life insurance, maintained at the Company's cost and expense, covering the life of Mr. Peterson in the face amount of $1,000,000, (v) an automobile allowance, and (vi) benefits consistent with similar executive employment agreements. The agreement requires Mr. Peterson to devote his full time and attention to the business and affairs of LSI.

     Each of the employment agreements with the officers of LSAI and LSI may be terminated by LSAI or LSI in the event the Board of Directors determines in good faith that the officer is guilty of gross negligence or fraud materially injurious to LSAI or LSI.

Stock Option Plan

     LSAI established the Laboratory Specialists of America, Inc. 1994 Stock Option Plan (the "Stock Option Plan" or the "Plan") in May 1994. The Board of Directors amended and restated the Plan on October 30, 1996, which will not become effective unless and until approved of the shareholders of LSAI. The following summary of the Plan does not reflect the amended and restated Plan, which in part will increase the total number of shares of Common Stock authorized and reserved for issuance under the Plan to 425,000.

     The Plan provides for the issuance of incentive stock options ("ISO Options") with or without stock appreciation rights ("SARs") and nonincentive stock options ("NSO Options") with or without SARs to employees and consultants of the Company, including employees who also serve as directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the Plan is 225,000. As of December 31, 1996, NSO Options to purchase 50,000 (exercisable on or before July 20, 2005), and 185,000 shares (exercisable after April 30, 1997 and on or before October 30, 2006) of Common Stock at an exercise price of $3.00 and $2.75 per share, respectively, were outstanding. In the event the Plan as amended and restated is not approved by the shareholders, 10,000 of the NSO Options granted under the Plan will be canceled. No options have been exercised and no SARs have been granted.

     The Stock Option Committee, which is currently comprised of Messrs. Browne, Welch and Dunn, administers and interprets the Plan and has authority to grant options to all eligible employees and determine the types of options, with or without SARs, granted, the terms, restrictions and conditions of the options at the time of grant, and whether SARs, if granted, are exercisable at the time of exercise of the Option to which the SAR is attached.

     The option price of the Common Stock is determined by the Stock Option Committee, provided such price may not be less than the fair market value of the shares on the date of grant of the option. The fair market value of a share of the Common Stock is determined by averaging the closing high bid and low asked quotations for such share on the date of grant of the option as reported by Nasdaq or, if not quoted on Nasdaq, by the Stock Option Committee. Upon the exercise of an option, the option price must be paid in full, in cash or with an SAR. Subject to the Stock Option Committee's approval, upon exercise of an option with an SAR attached, a participant may receive cash, shares of Common Stock or a combination of both in an amount or having a fair market value equal to the excess of the fair market value, on the date of exercise, of the shares for which the option and SAR are exercised over the option exercise price.

     Options granted under the Plan may not be exercised until six months after the date of the grant and rights under an SAR may not be exercised until six months after the SAR is attached to an option, if not attached at the time of the grant of the option, except in the event of death or disability of the participant. ISO Options and any SARs are exercisable only by participants while actively employed as an employee or a consultant by LSAI or a subsidiary of LSAI, except in the case of death, retirement or disability. Options may be exercised at any time within three months after the participant's retirement or within one year after the participant's disability or death, but not beyond the expiration date of the option. No option may be granted after April 30, 2004. Options are not transferable except by will or by the laws of descent and distribution.

Officer and Director Liability

     As permitted by the provisions of the Oklahoma General Corporation Act, the Certificate of Incorporation (the "Certificate") eliminates in certain circumstances the monetary liability of directors of LSAI for a breach of their fiduciary duty as directors. These provisions do not eliminate the liability of a director for (i) a breach of the director's duty of loyalty to LSAI or its shareholders, (ii) acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) liability arising under Section 1053 of the Oklahoma General Corporation Act (relating to the declaration of dividends and purchase or redemption of shares in violation of the Oklahoma General Corporation Act), or (iv) any transaction from which the director derived an improper personal benefit. In addition, these provisions do not eliminate liability of a director for violations of federal securities laws, nor do they limit the rights of LSAI or its shareholders, in appropriate circumstances, to seek equitable remedies such as injunctive or other forms of non-monetary relief. Such remedies may not be effective in all cases.

     The Certificate and Bylaws of LSAI provide that LSAI shall indemnify all directors and officers of LSAI to the full extent permitted by the Oklahoma General Corporation Act. Under such provisions, any director or officer, who in his capacity as such, is made or threatened to be made, a party to any suit or proceeding, may be indemnified if the Board of Directors determines such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of LSAI. The Certificate and Bylaws of LSAI and the Oklahoma General Corporation Act further provide that such indemnification is not exclusive of any other rights to which such individuals may be entitled under the Certificate, the Bylaws, an agreement, vote of shareholders or disinterested directors or otherwise. Insofar as indemnification for liabilities arising under the Act may be permitted to directors and officers of LSAI pursuant to the foregoing provisions, or otherwise, LSAI has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table presents certain information as to the beneficial ownership of LSAI's Common Stock as of April 15, 1997, and the beneficial ownership of the Common Stock of (i) each person who is known to LSAI to be the beneficial owner of more than five percent thereof, (ii) each current director and executive officer of LSAI, and (iii) all current executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there is no family relationship between the executive officers and directors of LSAI.

                                                     Common Stock
                                               -------------------------
                                                  Shares      Percent of
                                               Beneficially      Share
Name and Address of Beneficial Owner              Owned        Ownership
------------------------------------           ------------   ----------

Arthur R. Peterson, Jr.(1).......................   490,000        14.8%
  113 Jarrell Drive
  Belle, Chasse, Louisiana 70037

Joan Peterson....................................   490,000        14.8%
  3712 Fran Street
  Metairie, Louisiana

John Simonelli(1)................................   200,000         6.0%
  101 Park Avenue, Suite 810
  Oklahoma City, Oklahoma 73102

Larry E. Howell(1)...............................   200,000         6.0%
  101 Park Avenue, Suite 810
  Oklahoma City, Oklahoma 73102

Robert A. Gardebled, Jr.(1)......................    25,000          .8%
Jerome P. Welch(2)...............................     8,000          .2%
Michael E. Dunn(2)...............................        --         -- %
Harry Gray Browne, M.D.(2).......................        --         -- %
Executive Officers and Directors as a group
   (seven persons)...............................   923,000        27.9%

------------------------

(1) The number and percent of shares do not include options for the purchase of 10,000 shares which were re-granted on March 28, 1997, in replacement of previously granted options that were then exercisable.
(2) The number and percent of shares do not include options for the purchase of 5,000 shares which were re-granted on March 28, 1997, in replacement of previously granted options that were then exercisable.

Item 12.  Certain Relationships and Related Transactions.

     Set forth below is a description of transactions entered into between LSI and LSAI and certain of its officers, directors and shareholders during the last two years. Certain of these transactions will continue in effect and may result in conflicts of interest between the Company and such individuals. Although these persons have fiduciary duties to the Company and its shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of the Company.

     In connection with the LSI Acquisition (see "Item 1. Description of Business--Background--LSI Acquisition"), Arthur R. Peterson, Jr. exchanged all outstanding common stock of LSI for 1,000,000 shares of Common Stock and 300,000 shares of Series I Cumulative Convertible Preferred Stock ("Series I Preferred Stock") of LSAI. The Series I Preferred Stock was fully redeemed on July 10, 1995, at the aggregate stated value of $300,000 and cumulative dividends of $24,748 were paid in full.

     Until June 1996, LSAI's offices located at 1101-A Sovereign Row in Oklahoma City were subleased from Unico, Inc. ("Unico") on a month-to-month basis currently for $1,500 per month, and the lessors of such premises to Unico include Messrs. Simonelli and Howell, who are officers and directors of LSAI. Messrs Simonelli and Howell own, in the aggregate, a 50 percent undivided interest in such premises, and are former directors of Unico. During 1996 and 1995, LSAI paid Unico, pursuant to the sublease, aggregate monthly rent of $6,000 and $21,000, respectively.

     During 1995, the law firm of Zrenda Dunn & Swan, A Professional Corporation, performed legal services as counsel to LSI and LSAI. During 1994, Michael E. Dunn, a Director of the Company, was President, a Director and a shareholder of Zrenda Dunn & Swan. During 1995, LSAI paid Zrenda Dunn & Swan $8,520 for services rendered and $992.95 in reimbursement of expenses advanced on behalf of LSAI. During 1996 and 1995, LSAI paid Dunn Swan & Cunningham, A Professional Corporation, $27,525 and $112,530.42, respectively, for services rendered and $3,576.91 and $5,576.91, respectively, in reimbursement of expenses advanced on behalf of LSAI. During 1996 and 1995, Michael E. Dunn, a Director of the Company, was President, a Director and a shareholder of Zrenda Dunn & Swan and Dunn Swan & Cunningham.

     On July 20, 1995, Jerome P. Welch, Michael E. Dunn and Harry Gray Browne, M.D., were each granted option to purchase 5,000 shares of LSAI Common Stock at $3.00 per share, which became exercisable on January 20, 1996, and remain exercisable until July 20, 2005.

     The Board of Directors of LSAI believes that the terms of the transactions described above were at least as favorable as could be obtained from unaffiliated third parties. LSAI has adopted policies that any loans to officers, directors and five percent or more shareholders ("affiliates") are subject to approval by a majority of the disinterested independent directors of LSAI and that further transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and approved by a majority of the disinterested independent directors.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     2.1 The Stock Purchase Agreement with National Psychopharmacology Laboratory, Inc., Haroutune K. Dekirmenjian and Kenneth O. Jobson, dated January 1, 1996.*

     3.1  The Registrant's Certificate of Incorporation.**

     3.2  The Registrant's Bylaws.**

       4.1   Form of Certificate of Common Stock of the Registrant.***

       4.2 Certificate of the Powers Designation, Rights and Preferences for the Series I Cumulative Convertible Preferred Stock of the Registrant.**

       4.3   Form of 1994 Warrant.***

       4.4 Form of Warrant Agreement Between the Registrant and Liberty Bank and Trust Company of Oklahoma City, N.A., dated September 27, 1994.***

       4.5   Form of Representative's Warrants.***

       4.6 Laboratory Specialists of America, Inc. 1994 Stock Option Plan, adopted May 10, 1994.**

      10.1   Employment Agreement with John Simonelli, dated April 15, 1996.****

      10.2   Employment Agreement with Larry E. Howell, dated April 15,
             1996.****

      10.3 Employment Agreement between Arthur R. Peterson, Jr. and Laboratory Specialists, Inc., dated April 15, 1996.****

      10.4 Standard Oklahoma Business Complex Lease with 101 Park L.L.C., dated June 25, 1996.****

      10.5 Garden Offices Building Lease Agreement between Swiss/M Ltd Partners and Laboratory Specialists, Inc., dated July 22, 1996.****

      10.6 Credit Sale Agreement among Hugh O'Connor, Laboratory Specialists, Inc. and Laboratory Specialists of America, Inc., dated December 3, 1996.

      10.7 Standard Form of Agreement between Owner and Contractor amoung Kerry O'Connor General Contractor, Inc., Laboratory Specialists, Inc. and Laboratory Specialists of America, Inc.

      10.8 The Stock Purchase Agreement with National Psychopharmacology Laboratory, Inc., Haroutune K. Dekirmenjian and Kenneth O. Jobson, dated January 1, 1996.*

      10.9 Loan Agreement between Hibernia National Bank and Laboratory Specialists, Inc., dated December 27, 1995.*****

      10.10 Promissory Note issued by Laboratory Specialists, Inc. to Hibernia National Bank, dated December 27, 1995.*****

      21.1   Subsidiaries of Registrant.*****
--------------------
* Incorporated by reference to Form 8-K, dated January 2, 1996, filed with the Commission on April 9, 1997.

** Incorporated by reference to Form SB-2 Registration Statement No. 33-82058-D as filed with the Central Regional Office of the Commission on July 28, 1994.

*** Incorporated by reference to Amendment No. 2 to Form SB-2 Registration Statement No. 33-82058-D as filed with the Central Regional Office of the Commission on September 21, 1994.

**** Incorporated by reference to Form 10-QSB Quarterly Report for the quarterly period ended June 30, 1996, filed with the Commission on August 15, 1996.

***** Incorporated by reference to Form 10-KSB Annual Report for the year ended
      December 31, 1995, filed with the Commission on April 15, 1996.


(b)  Reports on Form 8-K.

     During the last quarter of 1995, the Company did not file any reports on Form 8-K.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LABORATORY SPECIALISTS OF AMERICA, INC.
                                    (Registrant)


                               By: /S/JOHN SIMONELLI
                                   --------------------------------------------
                                      John Simonelli, Chief Executive Officer

Date:  April 15, 1997

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Title                                    Date
----                            -----                                    ----


                                Chief Executive Officer, Secretary
 /S/JOHN SIMONELLI              and Director                             April 15, 1997
------------------------------
    John Simonelli

                                President, Chief Operating Officer,
 /S/LARRY E. HOWELL             and Director                             April 15, 1997
------------------------------
    Larry E. Howell


 /S/ARTHUR R. PETERSON, JR.     Treasurer and Director                   April 15, 1997
------------------------------
    Arthur R. Peterson, Jr.


 /S/ROBERT A. GARDEBLED, JR.    Director                                 April 15, 1997
------------------------------
    Robert A. Gardebled, Jr.


 /S/JEROME P. WELCH             Director                                 April 15, 1997
------------------------------
    Jerome P. Welch


 /S/MICHAEL E. DUNN             Director                                 April 15, 1997
------------------------------
    Michael E. Dunn


                         INDEX TO FINANCIAL STATEMENTS


LABORATORY SPECIALISTS OF AMERICA, INC.:

     Report of Independent Public Accountants.............................................   F-2

     Consolidated Balance Sheets, December 31, 1996 and 1995..............................   F-3

     Consolidated Statements of Income, Pre-Acquisition Period
       (for the Period January 1, 1994, through April 17, 1994)...........................   F-5

     Consolidated Statement of Income, Post-Acquisition Periods
       (for the Years Ended December 31, 1996 and 1995, and for the
       Period April 18, 1994, through December 31, 1994)..................................   F-6

     Consolidated Statements of Stockholders' Equity, Pre-Acquisition Period
       (for the Period January 1, 1994, through April 17, 1994)...........................   F-7

     Consolidated Statement of Stockholders' Equity, Post-Acquisition Periods
       (for the Years Ended December 31, 1996 and 1995 and for the
       Period April 18, 1994, through December 31, 1994)..................................   F-8

     Consolidated Statements of Cash Flows, Pre-Acquisition Period
       (for the Period January 1, 1994, through April 17, 1994)...........................   F-9

     Consolidated Statement of Cash Flows, Post-Acquisition Periods
       (for the Years Ended December 31, 1996 and 1995, and for the
       Period April 18, 1994, through December 31, 1994)..................................  F-10

     Notes to Consolidated Financial Statements...........................................  F-11

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Laboratory Specialists of America, Inc.:


We have audited the accompanying consolidated balance sheets of Laboratory Specialists of America, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the period January 1, 1994 through April 17, 1994 (pre-acquisition), and the period April 18, 1994 through December 31, 1994 (post-acquisition), and for each of the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laboratory Specialists of America, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the period January 1, 1994 through April 17, 1994 (pre-acquisition), and the period April 18, 1994 through December 31, 1994 (post-acquisition), and the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma,
  March 7, 1997

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES
           --------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          DECEMBER 31, 1996 AND 1995
                          --------------------------



                                                          1996          1995
                                                       ----------    ----------
                  ASSETS
                  ------
CURRENT ASSETS:
    Cash and cash equivalents                          $  727,381    $2,411,051
    Accounts receivable, net of allowance of
      $597,499 in 1996 and $91,546 in 1995              1,696,744     1,096,477
    Income tax refund receivable                          312,664       131,626
    Inventories                                            99,754        87,542
    Prepaid expenses and other                            146,859       115,491
    Deferred tax asset                                    211,078             -
                                                       ----------    ----------
        Total current assets                            3,194,480     3,842,187
                                                       ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $900,948 in 1996 and $899,559
  in 1995                                               1,592,599       830,660
                                                       ----------    ----------

OTHER ASSETS:
    Goodwill, net of accumulated amortization of
      of $171,355 in 1996 and $69,104 in 1995           2,663,850     1,539,045
    Customer lists, net of accumulated amortization
      of $216,429 in 1996 and $77,783 in 1995           1,863,061     1,001,707
    Deferred costs                                         80,818       105,437
                                                       ----------    ----------

        Total other assets                              4,607,729     2,646,189
                                                       ----------    ----------
        Total assets                                   $9,394,808    $7,319,036
                                                       ==========    ==========

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES
           --------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                          DECEMBER 31, 1996 AND 1995
                          --------------------------

<CAPION>
                                                          1996         1995
                                                       ----------   ----------
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                   $  521,705   $  446,223
    Accrued payroll expenses                              300,103      215,308
    Other accrued expenses                                 57,310       51,838
    Short-term debt                                       410,293            -
    Current portion of long-term debt                     118,085            -
    Obligations related to discontinued operation         784,272            -
                                                       ----------   ----------
        Total current liabilities                       2,191,768      713,369
                                                       ----------   ----------
LONG-TERM DEBT                                          1,245,690      353,123
                                                       ----------   ----------
DEFERRED INCOME TAXES                                     307,100       40,958
                                                       ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
    Common stock, $0.001 par value, 20,000,000
      shares authorized, 3,313,405 shares issued
      and outstanding in 1996 and 3,298,405
      shares and outstanding in 1995                        3,313        3,298
    Paid in capital in excess of par, common stock      5,366,027    5,341,667
    Retained earnings                                     280,910      866,621
                                                       ----------   ----------
       Total stockholders' equity                       5,650,250    6,211,586
                                                       ----------   ----------
       Total liabilities and stockholders' equity      $9,394,808   $7,319,036
                                                       ==========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES
           --------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                        PRE-ACQUISITION PERIOD (NOTE 1)
                        -------------------------------

                                                              For the Period
                                                              January 1, 1994
                                                               Through April
                                                                 17, 1994
                                                              ---------------
REVENUES                                                        $1,294,775

COST OF LABORATORY SERVICES                                        635,653
                                                                ----------
        Gross profit                                               659,122
                                                                ----------
OPERATING EXPENSES:
    Selling                                                        121,764
    General and administrative                                     381,899
    Depreciation and amortization                                   41,830
                                                                ----------
        Total operating expenses                                   545,493
                                                                ----------
OTHER INCOME (EXPENSE):
    Interest expense                                                (7,966)
    Interest income                                                     57
    Other income                                                        32
                                                                ----------
        Total other expense                                         (7,877)
                                                                ----------
        Income before income taxes                                 105,752

INCOME TAX EXPENSE                                                  32,249
                                                                ----------
        Net income                                              $   73,503
                                                                ==========
Weighted average number of common stock shares outstanding       1,550,000
                                                                ==========
Primary earnings per share                                      $     0.05
                                                                ==========
Fully diluted earnings per share                                $     0.05
                                                                ==========



  The accompanying notes are an integral part of these consolidated financial statements.

            LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES
            --------------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                       POST-ACQUISITION PERIODS (NOTE 1)
                       ---------------------------------

                                                                                      For the Period
                                                 For the Year       For the Year      April 18, 1994
                                                    Ended              Ended             Through
                                                 December 31,       December 31,       December 31,
                                                     1996               1995               1994
                                                 -----------        ------------      --------------
REVENUES                                          $8,726,799          $6,925,716         $3,705,749

COST OF LABORATORY SERVICES                        3,816,114           3,246,470          1,655,692
                                                  ----------          ----------         ----------
     Gross profit                                  4,910,685           3,679,246          2,050,057
                                                  ----------          ----------         ----------
OPERATING EXPENSES:
  Selling                                            601,945             561,470            311,156
  General and administrative                       2,442,602           2,157,410          1,299,823
  Depreciation and amortization                      504,123             232,535            117,054
  Asset impairment                                   124,531                   -                  -
                                                  ----------          ----------         ----------
     Total operating expenses                      3,673,201           2,951,415          1,728,033
                                                  ----------          ----------         ----------

OTHER (EXPENSE) INCOME:
  Interest expense                                   (67,185)            (29,651)           (24,409)
  Interest income                                     41,208             126,939             31,422
  Other income                                         4,169             323,846             66,546
                                                  ----------          ----------         ----------
     Total other (expense) income                    (21,808)            421,134             73,559
     Income from continuing operations before     ----------          ----------         ----------
      income taxes                                 1,215,676           1,148,965            395,583


INCOME TAX EXPENSE                                   527,171             474,405            178,774
                                                  ----------          ----------         ----------
     Income from continuing operations               688,505             674,560            216,809

DISCONTINUED OPERATION:
  Loss from operations of discontinued clinical
   business, net of tax benefit of $257,904         (500,636)                  -                  -
  Loss on disposal of clinical business, net of
   tax benefit of $489,420                          (773,580)                  -                  -
                                                  ----------          ----------         ----------

     Net (loss) income                              (585,711)            674,560            216,809

DIVIDENDS ON PREFERRED STOCK                               -              13,344             11,404
                                                  ----------          ----------         ----------
     Net (loss) income available for
      common stockholders                         $ (585,711)         $  661,216         $  205,405
                                                  ==========          ==========         ==========

PRIMARY EARNINGS PER SHARE:
  Weighted average number of common stock and
   common stock equivalents outstanding            3,316,198           3,301,582          2,227,498
                                                  ==========          ==========         ==========
  Continuing operations                           $     0.21          $     0.20         $     0.09
  Discontinued operation                               (0.39)                  -                  -
                                                  ----------          ----------         ----------

     Total                                        $    (0.18)         $     0.20         $     0.09
                                                  ==========          ==========         ==========

FULLY DILUTED EARNINGS PER SHARE:
  Weighted average number of common stock
   and common stock equivalents outstanding        3,954,787           3,843,391          2,227,498
                                                  ==========          ==========         ==========
  Continuing operations                           $     0.17          $     0.17         $     0.09
  Discontinued operation                               (0.32)                  -                  -
                                                  ----------          ----------         ----------

     Total                                        $    (0.15)         $     0.17         $     0.09
                                                  ==========          ==========         ==========

  The accompanying notes are an integral part of these consolidated financial statements.

            LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES
            --------------------------------------------------------


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                        PRE-ACQUISITION PERIODS (NOTE 1)
                        --------------------------------


                                                                                  For the Period
                                                                                    January 1,
                                                                                  1994 Through
                                                                                  April 17, 1994
                                                                                  --------------
Common stock, $0.001 par value                                                       $    1,550
                                                                                     ----------

Paid in capital in excess of par, common stock:
        Balance, beginning of period                                                  2,290,152
        Dividends to MBf (Note 1)                                                      (949,082)
                                                                                     ----------

          Balance, end of period                                                      1,341,070
                                                                                     ----------

Retained earnings:
        Balance, beginning of period                                                    139,868
        Net income                                                                       73,503
                                                                                     ----------

          Balance, end of period                                                        213,371
                                                                                     ----------

          Total stockholders' equity                                                 $1,555,991
                                                                                     ==========



  The accompanying notes are an integral part of these consolidated financial statements.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES
           --------------------------------------------------------


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------

                       POST-ACQUISITION PERIODS (NOTE 1)
                       ---------------------------------


                                                                                                     For the Period
                                                                    For the Year    For the Year     April 18, 1994
                                                                       Ended           Ended            Through
                                                                    December 31,    December 31,      December 31,
                                                                        1996            1995              1994
                                                                    ------------    ------------     --------------
Preferred stock, $0.001 par value, $1 stated value:
  Balance, beginning of period                                      $        -      $    300,000     $          -
  Issuance of stock in connection with the Exchange (Note 1)                 -               -              300,000
  Issuance to MBf in connection with Peterson's acquisition
    of LSI (Note 1)                                                          -               -              658,896
  Effect of the Exchange (Note 1)                                            -               -             (658,896)
  Redemption of stock (Note 1)                                               -          (300,000)               -
                                                                    ------------    ------------     --------------
      Balance, end of period                                                 -               -              300,000
                                                                    ------------    ------------     --------------

Common stock, $0.001 par value:
  Balance, beginning of period                                             3,298           3,298              1,550
  Issuance of stock in connection with the Exchange (Note 1)                 -               -                  239
  Public offering of stock (Note 1)                                          -               -                1,320
  Issuance of stock in connection with the purchase of the
    customer list (Note 3)                                                   -               -                  189
  Other issuance of stock                                                     15             -                  -
                                                                    ------------    ------------     --------------

      Balance, end of period                                               3,313           3,298              3,298
                                                                    ------------    ------------     --------------

Paid in capital in excess of par, common stock:
  Balance, beginning of period                                         5,341,667       5,341,667          1,341,070
  Eliminate retained earnings and record the effect of
    Peterson's acquisition of LSI (Note 1)                                   -               -               29,023
  Effect of the Exchange (Note 1)                                            -               -              427,923
  Public offering of stock (Note 1)                                          -               -            3,260,340
  Issuance of stock in connection with the purchase of the
    customer list (Note 3)                                                   -               -              283,311
  Other issuance of stock                                                 24,360             -                  -
                                                                    ------------    ------------     --------------

      Balance, end of period                                           5,366,027       5,341,667          5,341,677
                                                                    ------------    ------------     --------------

Retained earnings:
  Balance, beginning of period                                           866,621         205,405            213,371
  Net (loss) income                                                     (585,711)        674,560            216,809
  Eliminate retained earnings and record the effect of
    Peterson's acquisition of LSI (Note 1)                                   -               -             (213,371)
  Preferred stock dividends                                                  -           (13,344)           (11,404)
                                                                    ------------    ------------     --------------

      Balance, end of period                                             280,910         866,621            205,405
                                                                    ------------    ------------     --------------

      Total stockholders' equity                                    $  5,650,250    $  6,211,586     $    5,850,370
                                                                    ============    ============     ==============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES
           --------------------------------------------------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                       PRE-ACQUISITION PERIODS (NOTE 1)
                       --------------------------------

                                                                 For the Period
                                                                    January 1,
                                                                  1994 Through
                                                                 April 17, 1994
                                                                 --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $  73,503
 Adjustments to reconcile net income to net cash provided by operating activities--
      Depreciation and amortization                                      42,421
      Provision for bad debts and other                                  45,229
      Impact of changes in assets and liabilities--
       Accounts receivable                                             (218,844)
       Inventories                                                        3,460
       Prepaid expenses and other                                        35,515
       Other assets                                                         567
       Accounts payable and accrued expenses                            137,963
                                                                      ---------

         Net cash provided by operating activities                      119,814
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                    (8,097)
 Due to/from affiliate                                                  (75,000)
                                                                      ---------

         Net cash used in investing activities                          (83,097)
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Payments under line of credit                                         (110,858)
 Payments on long-term debt                                             (20,376)
                                                                      ---------

         Net cash used in financing activities                         (131,234)
                                                                      ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (94,517)

CASH AND CASH EQUIVALENTS, beginning of period                           94,517
                                                                      ---------

CASH AND CASH EQUIVALENTS, end of period                              $     -
                                                                      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                             $   7,966
                                                                      =========

 Cash paid during the period for income taxes                         $     -
                                                                      =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

            LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES
            --------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                       POST ACQUISITION PERIODS (NOTE 1)
                       ---------------------------------

                                                                                                               For the Period
                                                                        For the Year        For the Year       April 18, 1994
                                                                            Ended               Ended              Through
                                                                        December 31,         December 31,        December 31,
                                                                            1996                1995                 1994
                                                                        ------------        -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                     $   (585,711)       $    674,560       $      216,809
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities-
     Depreciation and amortization                                           550,933             232,535              116,463
     Provision for bad debts and other                                       446,087              84,246               73,011
     Gain on sales of assets                                                 (50,000)                -                 (3,631)
     Deferred income taxes                                                  (744,936)            (18,694)                 -
     Asset impairment                                                        174,531                 -                    -
     Disposal of clinical business                                         1,263,000                 -                    -
     Impact of changes in assets and liabilities-
       Accounts receivable                                                  (411,079)           (222,300)            (186,042)
       Income tax refund receivable                                          (54,939)              8,600             (140,226)
       Inventories                                                            43,582              (3,745)             (18,001)
       Prepaid expenses and other                                             64,182             (13,045)             (34,814)
       Other assets                                                              -                   -                    433
       Accounts payable and accrued expenses                                (222,849)             (7,682)             233,273
                                                                        ------------        ------------       --------------

         Net cash provided by operating  activities                          472,801             734,475              257,275
                                                                        ------------        ------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (127,915)           (211,886)            (127,747)
  Proceeds from sales of assets                                               50,000                 -                  5,300
  Purchase of customer list                                                      -                   -               (787,440)
  Purchase of NPLI stock, net of cash acquired                            (1,022,597)                -                    -
  Acquisition costs                                                         (301,816)           (101,826)                 -
                                                                        ------------        ------------       --------------

         Net cash used in investing activities                            (1,402,328)           (313,712)            (909,887)
                                                                        ------------        ------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                 -               (24,748)                 -
  Redemption of preferred stock                                                  -              (300,000)                 -
  Warrant offering costs                                                         -               (38,821)                 -
  Payments on short-term debt                                               (598,515)                -                (89,142)
  Payments on long-term debt                                                (155,628)            (90,585)             (75,464)
  Net proceeds from issuance of common stock                                     -                   -              3,261,660
                                                                        ------------        ------------       --------------
         Net cash (used in) provided by financing activities                (754,143)           (454,154)           3,097,054
                                                                        ------------        ------------       --------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (1,683,670)            (33,391)           2,444,442

CASH AND CASH EQUIVALENTS, beginning of period                             2,411,051           2,444,442                  -
                                                                        ------------        ------------       --------------
CASH AND CASH EQUIVALENTS, end of period                                $    727,381        $  2,411,051       $    2,444,442
                                                                        ============        ============       ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                              $    112,698        $     29,651       $       24,409
                                                                        ============        ============       ==============

  Cash paid during the period for income taxes                          $    631,564        $    480,405       $      319,000
                                                                        ============        ============       ==============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

            LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES
            --------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1. GENERAL:
   -------

Effective July 8, 1994, Laboratory Specialists of America, Inc. (the "Company" or "LSAI"), an Oklahoma corporation, acquired all of the capital stock of Laboratory Specialists, Inc. ("LSI"), and LSI became a wholly owned subsidiary of LSAI. This transaction was accounted for as a reverse acquisition of LSAI by LSI, and LSI is treated as the acquiror for accounting purposes. Therefore, the accompanying financial statements for the periods prior to July 8, 1994, are those of LSI and not those of LSAI.

Through LSI, the Company operates an independent forensic drug testing laboratory providing integrated drug testing services to corporations and governmental bodies, by negotiated contract, for detection of illegal drug use by employees and prospective employees. The Company's customers are primarily in the construction, transportation, service, mining and manufacturing industries, principally located in the southeast and southwest United States.

On February 27, 1992, LSI's then parent, American Drug Screens, approved a transaction whereby American Health Products Corporation ("AHP"), a Texas corporation, acquired control of American Drug Screens. The transaction was accounted for as a purchase. The excess purchase price over the fair value of the net assets acquired amounting to $2,875,703 was recorded as goodwill, of which $1,125,703 was allocated to the Company and $1,750,000 to AHP. The goodwill allocated to the Company is being amortized using the straight-line method over 40 years. The retained earnings of the Company at the date of acquisition were eliminated in accordance with purchase accounting. Subsequent to the date of the transaction, American Drug Screens changed its name to MBf USA, Inc. ("MBf").

On February 23, 1994, LSI's then parent, MBf, exchanged its common stock investment in LSI for 1,300,000 shares of MBf's common stock (having a market value of $1,178,125) held by LSI's president and former owner, Arthur R. Peterson, Jr., and 706,244 shares of cumulative, redeemable, convertible preferred stock of LSI (the "LSI Preferred Stock"). Additionally, LSI paid a cash dividend of $75,000, declared a noncash dividend forgiving amounts due from MBf of approximately $545,000, and issued a note payable to MBf in the amount of $353,123. These transactions have been reflected as dividends to MBf reducing the Company's paid in capital balance in the accompanying consolidated statement of stockholders' equity. The acquisition of the LSI common stock by Mr. Peterson was accounted for under the purchase method of accounting. The purchase price exceeded the fair market value of the net tangible assets of LSI by approximately $1,565,000 which was recorded as goodwill on April 18, 1994, to be amortized over 40 years. All of the above transactions, except the $75,000 cash dividend, are noncash transactions, and have been excluded from the accompanying statement of cash flows.

The pre-acquisition period presented is not comparable to the post-acquisition period due to the purchase accounting adjustments recorded by LSI. The primary difference is the recording of additional goodwill, as described above, and the increase in the related amortization of $11,000 annually. Retained earnings of LSI at the date of acquisition were eliminated in accordance with purchase accounting.

On July 8, 1994, (i) Arthur R. Peterson, Jr. exchanged all of the outstanding common stock of LSI for 1,000,000 shares of common stock and 300,000 shares of Series I Cumulative Redeemable Convertible Preferred Stock (the "Series I Preferred Stock") of LSAI, and (ii) MBf exchanged all of its LSI Preferred Stock for 239,405 shares of common stock of LSAI (the "Exchange"). The Series I Preferred Stock was entitled to annual cumulative dividends based upon the national prime rate which initially was 6.75% subject to a maximum 2% rate increase or decrease adjustment. LSAI redeemed the Series I Preferred Stock in July 1995 at $1.00 per share, totaling $300,000. As a result of the Exchange, LSI became a subsidiary of LSAI. The Exchange was accounted for as a reverse acquisition of LSAI by LSI and LSI was treated as the acquiror for accounting purposes.

On October 11, 1994, LSAI completed a public offering of 660,000 units comprised of two shares of common stock and one 1994 warrant at a price of $6.10, which resulted in net proceeds to the Company of approximately $3,260,000, net of underwriting discounts, commissions and other offering expenses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

Cash and Cash Equivalents
-------------------------

Cash equivalents consist of all highly liquid debt instruments with a maturity of three months or less at the date of purchase. The Company invests excess cash overnight in repurchase agreements, which are government collateralized securities. The carrying amount of cash and cash equivalents approximates fair value of those instruments due to their short maturity.

Inventories
-----------

Inventories consist of supplies of laboratory chemicals and specimen collection materials. Inventories are valued at the lower of cost, on a first-in, first-out basis, or market.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are recorded at cost, and are depreciated over the estimated useful lives of the assets using the straight-line method as follows:

                                Estimated Useful
                                  Useful Lives           1996            1995
                                ----------------      ----------     ----------
  Land                               N/A              $   29,353     $   29,353
  Building and improvements     10 - 40 Years            867,110        631,244
  Equipment                      5 - 12 Years          1,492,633        987,480
  Vehicles                          5 Years               32,419         26,511
  Furniture and fixtures         5 - 10 Years             72,032         55,631
                                                      ----------     ----------

                                                       2,493,547      1,730,219

  Less - Accumulated
   depreciation and
   amortization                                         (900,948)      (899,559)
                                                      ----------     ----------

                                                      $1,592,599     $  830,660
                                                      ==========     ==========

Goodwill and Customer Lists
---------------------------

Goodwill is amortized on a straight-line basis over 20 or 40 years and the customer lists are amortized on a straight-line basis over fifteen years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill or the customer lists may warrant revision or that the remaining unamortized balance of goodwill or the customer lists may not be recoverable. When factors, such as operating losses, loss of customers, loss or suspension of laboratory certification for an extended period, or changes in the drug testing industry, if present, indicate that goodwill or the customer lists should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted net cash flows over the remaining life of the goodwill or the customer lists in measuring whether they are recoverable. Although management believes that goodwill and the customer lists are currently recoverable over the respective remaining amortization periods, it is possible, due to a change in circumstances, that the carrying value could become impaired in the future. Such impairment could have a material effect on the results of operations in a particular reporting period.

Deferred Costs
--------------

Deferred costs at December 31, 1996, include $38,821 of legal and accounting expenses incurred in connection with the pending registration of the Company's outstanding warrants (see Note 12), $33,523 related to construction in progress, and $8,474 other. The deferred registration costs will be recorded as a reduction of the proceeds from the exercise of the warrants; if the warrants are not exercised, the costs deferred will be expensed. The Company will begin depreciating the deferred building costs when the related building is put into use during 1997.

Employee Stock Option Plan
--------------------------

The Company accounts for its employee stock option plan using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 11).

Income Taxes
------------

Deferred income taxes are provided to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Earnings Per Common Share
-------------------------

Earnings per common share for the pre-acquisition period presented have been computed using the number of common shares outstanding prior to the Exchange and public offering as the Securities and Exchange Commission requires promotional shares issued within one year of the initial filing date of the public offering to be treated as outstanding for all reported periods. Primary earnings per common share for the post-acquisition periods were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of stock options. Outstanding warrants and a note payable to be paid in stock are included in the fully diluted weighted average shares outstanding calculation for the years ended December 31, 1996 and 1995.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates as additional information becomes known.

3. BUSINESS ACQUISITIONS:
   ----------------------

National Drug Assessment Corporation
------------------------------------

On December 1, 1994, the Company acquired from National Drug Assessment Corporation ("NDAC"), pursuant to an Asset Purchase Agreement dated November 30, 1994, certain intangible assets. The assets purchased included the customer list of NDAC and all contracts, contract rights and agreements, correspondence with the customers for which NDAC provided drug testing services (the "customer list"), all specimens with respect to which testing was in process and had not been completed, all rights to business conducted by NDAC related to drug testing, and all rights in the name "National Drug Assessment" or "National Drug Assessment Corporation" (the "Purchased Assets"). The purchase price of these assets included: (i) a cash payment of $750,000; (ii) the issuance of 189,000 shares of LSAI common stock; and (iii) the contingent issuance, on or before February 1, 1996, of such number of additional shares of common stock that have, in the aggregate, a value equal to the revenues attributable to the customer list during the 12 months ended December 1, 1995, in excess of $1,175,000. Based on the revenues attributable to the customer list during the Company's first 12 months of ownership, no additional shares were issued by LSAI. The $1,070,940 purchase price of the NDAC purchased assets was allocated entirely to the customer list and recorded as an intangible asset on December 1, 1994, to be amortized over 15 years. The issuance of 189,000 shares of common stock has been excluded from the accompanying consolidated statement of cash flows as it is a non-cash transaction.

National Psychopharmacology Laboratory, Inc.
--------------------------------------------

On January 2, 1996, the Company acquired all of the issued and outstanding capital stock (the "NPLI Stock") of National Psychopharmacology Laboratory, Inc., a Tennessee corporation ("NPLI"), and purchased goodwill (the "NPLI Goodwill"), pursuant to a Stock Purchase Agreement dated January 1, 1996 (the "Purchase Agreement"), and NPLI became a wholly owned subsidiary of the Company (the "NPLI Acquisition"). NPLI is engaged in forensic drug testing (urine drug screening with chain of custody) and clinical testing and analysis.

Pursuant to the Purchase Agreement and in connection with the NPLI Acquisition,
(i) the Company agreed to pay $1,585,000 for the NPLI Stock (the "NPLI Stock Purchase Price") of which $1,075,000 was paid at closing to the shareholders of NPLI (the "NPLI Shareholders"), and two unsecured promissory notes (the "NPLI Promissory Notes"), with an aggregate adjusted face value of $510,000, were issued and delivered to the NPLI Shareholders, (ii) the Company agreed to pay $140,000 for the NPLI Goodwill payable in 24 monthly installments commencing on February 1, 1996, (iii) assumed net liabilities of NPLI of approximately $875,000, and (iv) incurred deferred income taxes of approximately $800,000 as a result of NPLI's tax basis being significantly less than the purchase price of the NPLI Stock. All of the above resulted in a total purchase price of approximately $3,400,000, substantially all of which was recorded as intangible assets.

The forensic portion of NPLI's business was merged into LSI's operation effective February 1996. The Company intended to sell the clinical business during 1996, but after negotiations with three potential buyers failed, the Company shut down the clinical operations effective in the fourth quarter of 1996. The revenues related to the discontinued clinical operation for the year ended December 31, 1996, were approximately $3,413,000. The related operating loss and shut down expenses of the clinical business are included in the accompanying income statement as "Discontinued Operation" and "Disposition of Discontinued Operation," respectively. Assuming the acquisition had occurred at the beginning of 1995, the unaudited consolidated pro forma results of operations (excluding the clinical business) for the year ended December 31, 1995, are as follows (in thousands of dollars):

                                                                               (Unaudited)
                                                                               -----------

                    Revenues                                                   $8,626,000

                    Net income from continuing operations                         851,000

                    Primary earnings per share from continuing operations            0.26


4. OTHER INCOME:
   -------------

Other income, as reflected in the consolidated statement of income for the year ended December 31, 1995, includes proceeds of $320,000 received from the settlement of litigation brought by LSI.

5. ACCOUNTING CHANGES:
   -------------------

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets be reviewed for impairment. The adoption resulted in no adjustment to the financial statements. During the fourth quarter of 1996, the Company made a decision to hold for sale the laboratory building, which resulted in an impairment of approximately $111,000 being recorded, which reduced the net book value to $225,000. The impairment is included in "Asset Impairment" in the accompanying income statements.

The Financial Accounting Standards Board also recently issued SFAS No. 128, "Earnings Per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share. This statement is effective for financial statements with periods ending after December 15, 1997. Management has not determined the impact this standard will have on earnings per share.

6. TRANSACTIONS WITH RELATED PARTIES:
   ---------------------------------

During the years 1996, 1995 and 1994, LSAI incurred approximately $30,000, $130,000 and $125,000, respectively, for legal services rendered by a director of the Company who also serves as legal counsel for the Company. Management believes that the amounts incurred approximate those which would have been paid to unrelated parties for the same services.

Until June 1996, LSAI's office in Oklahoma City was subleased from Unico, Inc. ("Unico") on a month-to-month basis. Rental expense paid to Unico for 1996, 1995 and 1994 totaled approximately $6,000, $21,000 and $13,000, respectively. The lessors of such premises to Unico include the President and Chief Executive Officer of LSAI, who own, in the aggregate, a 50 percent undivided interest in such premises and are former directors of Unico.

7. LINE OF CREDIT:
   --------------

In December 1995, LSI entered into a $1 million line of credit arrangement, which matured in December 1996. The line of credit was renewed for $250,000 in January 1997, maturing in January 1998, with an interest rate equal to the Citibank N.A. rate, which was 8.25% at the date of renewal. LSAI is a guarantor of any balances outstanding under the line of credit, which is collateralized by LSI's accounts receivable, intangibles, inventories, equipment, and furniture and fixtures. No drawings had been made against the line of credit as of December 31, 1996.

8. DEBT:
   ----

Short-term debt at December 31, 1996, consists of a note payable to the former shareholders of NPLI with a recorded amount of $334,460, representing the discounted value of approximately 153,282 shares reserved for issuance pursuant to the NPLI Purchase Agreement. The Company has not issued and delivered these shares to the former shareholders based upon certain representations made by the NPLI shareholders which the Company believes to have been misleading and false at the closing of the NPLI Acquisition. The remaining short-term debt of $75,833 relates to the note payable for NPLI Goodwill (see Note 3).

Long-term debt consists of the following at December 31, 1996 and 1995:


                                               1996           1995
                                            ----------      --------
Note payable to MBf, due                    $  353,123      $353,123
  February 1999, interest
  rate 7%, collateralized by
  substantially all of the
  assets of LSI (see Note 1)

Note payable for purchase of laboratory
  building                                     450,000           -

Capital lease agreement
  with Boehringer-Mannheim
  Corporation                                  560,652           -
                                            ----------      --------
          Total long-term debt               1,363,775       353,123

          Less- Current portion               (118,085)          -
                                            ----------      --------

                                            $1,245,690      $353,123
                                            ==========      ========

In late 1996, the Company purchased a building to be renovated for its new laboratory. The purchase was financed by a note payable to the seller due on June 3, 1997, with no stated interest rate. This was a noncash transaction and has been excluded from the accompanying consolidated statement of cash flows. This note has been classified as long-term based on a written commitment from a bank to refinance the purchase and construction costs up to the lesser of 80% of appraised value or cost, not to exceed $720,000. The bank note will be payable monthly based on a fifteen-year amortization with the balance due five years from issuance. In connection with the renovation of the new laboratory, the Company entered into an agreement to pay $439,572 upon completion of the renovation, which is expected during mid 1997.

During February 1996, LSI entered into an agreement with Boehringer-Mannheim Corporation through February 2001, to purchase equipment and certain lab supplies at a fixed price, per drug screen performed. The agreement resulted in the Company recording approximately $650,000 in additional equipment, with an equal amount recorded as a capital lease obligation payable over five years. The amortization of the capital lease assets is included in depreciation expense in the accompanying consolidated statement of income. The total monthly payment during 1995 was $46,740. The agreement was amended during December 1996, and the new monthly payment will be

$59,750, with $13,223 allocated to the principal and interest of the capital lease obligation, with the remaining cost allocated to the cost of laboratory supplies. The future minimum lease payments related to the capital lease obligation are as follows:

            1997                                          $ 158,670
            1998                                            158,670
            1999                                            158,670
            2000                                            158,670
            2001                                             26,446
                                                          ---------

                                                            661,126

            Less - Interest on capital lease obligation    (100,474)
                                                          ---------

            Total future minimum lease payments           $ 560,652
                                                          =========


9. INCOME TAXES:
   -------------

For the pre-acquisition periods presented, LSI filed a consolidated income tax return with its former parent and calculated its income taxes as though a separate income tax return were filed. Prior to 1995, the Company had no material differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, except for certain goodwill which is not deductible for tax purposes, and treated as a permanent difference.

The 1996 and 1995 provision (benefit) for income taxes on income from continuing operations is summarized below:

                                                             1996        1995
                                                          ----------  ----------
            U.S. Federal--
             Current                                      $ 581,467    $390,008
             Deferred                                      (166,115)     (8,735)
                                                          ---------    --------

                                                            415,352     381,273

            State                                           111,819      93,132
                                                          ---------    --------

                 Total                                    $ 527,171    $474,405
                                                          =========    ========

Deferred tax liabilities (assets) at December 31, 1996 and 1995, are composed of the following:

                                                           1996       1995
                                                        ----------  ---------

          Net deferred tax liability:
             Accelerated depreciation                   $ (69,748)  $ 56,818
             Customer list, net of amortization           372,000          -
             Deferred taxable revenue, long-term            4,848     32,432
                                                        ---------   --------

                                                          307,100     89,250
                                                        ---------   --------
          Net deferred tax asset:
             Allowance for doubtful accounts             (134,273)   (37,534)
             Accrued liabilities                         (105,180)   (35,522)
             Deferred taxable revenue, short-term          28,375     27,699
             Operating loss carryforward                      -       (2,935)
                                                        ---------   --------

                                                         (211,078)   (48,292)
                                                        ---------   --------

               Total deferred taxes                     $  96,022   $ 40,958
                                                        =========   ========

The results of the discontinued operation include a tax benefit of $747,324.

In the following table, the U.S. Federal income tax rate is reconciled to the Company's 1996 and 1995 effective tax rates from continuing operations for income as reflected in the consolidated statements of income.

                                                        1996   1995
                                                        ----   ----

          U.S. statutory rate                           34.0%  34.0%
             Increases resulting from--
               State income taxes                        6.1    5.4
               Goodwill amortization                     2.9    1.2
               Other                                      .4     .7
                                                        ----   ----

                                                        43.4%  41.3%
                                                        ====   ====

10. COMMITMENTS AND CONTINGENCIES:
    -----------------------------

Contingent Liabilities
----------------------

Incidental to its business, the Company from time to time is sued by individuals who have tested positive for drugs of abuse, generally arising from LSI's alleged failure to properly administer drug urinalysis tests. LSI is currently a defendant in several such lawsuits. Based upon prior successful defense of similar-type lawsuits, the Company believes it has valid defenses to each of such lawsuits, and intends to vigorously defend in such actions. Although LSI maintains insurance to protect itself against such liability, and LSI's insurance carriers have assumed the defense of LSI in connection with certain actions, the extent of such insurance coverage is limited, both in terms of types of risks covered by the policies and the amount of coverage. In the opinion of the Company's management and its legal counsel, these suits and claims should not result in judgments or settlements which would have a material adverse effect on the Company's results of operations or financial position. Although, LSI has not experienced any material liability related to such claims, there can be no assurance that LSI, and possibly LSAI, will not at some time in the future experience significant liability in connection with such claims and such liability may exceed the extent of such insurance coverage, both in terms of risks covered by the policies and the amount of coverage, which could have a material effect upon the results of operations and financial condition of the Company.

Certification
-------------

The Company's laboratory is certified by the Substance Abuse and Mental Health Services Administration ("SAMHSA"), the successor to the National Institute on Drug Abuse, as well as certain state and local jurisdictions. Certification by SAMHSA is essential to the Company's business, as certain clients are required to use certified laboratories, and many of its clients look to certification as an indication of reliability and accuracy of tests. In order to remain certified, the Company is subject to frequent inspections and proficiency tests. Failure to meet any of the numerous certification requirements could result in suspension or loss of certification. Such suspension or loss of certification could have a material adverse effect on the Company.

Employment Agreements
---------------------

LSAI has written employment agreements with its President and Chief Executive Officer which provide, among other things, the following: (i) a term of four years from April 16, 1996; (ii) a base salary of $112,500 each; (iii) bonuses at the discretion of the Board of Directors; (iv) eligibility for stock options under LSAI's Stock Option Plan (see Note 11); (v) health and disability insurance benefits and life insurance of $500,000; (vi) an automobile allowance; and (vii) benefits consistent with similar executive employment agreements. The agreements also restrict the right to participate in other activities outside of LSAI to the extent such activities conflict with the ability to perform duties and that would violate duty and loyalty to LSAI.

LSI has a written agreement with its President and verbal employment agreements with four key employees, each of which provides, among other things, the following: (i) with respect to the President, a base salary of $125,000 for a term of five years from April 16, 1996, and a bonus equal to 10 percent of the pre-tax income of LSI, not to exceed $50,000; (ii) with respect to the four key employees, bonuses equal to 1 percent for each employee of the pre-tax income of LSI; (iii) eligibility for stock options under the stock option plan of its parent, LSAI (see Note 11); and (iv) eligibility for health, disability and life insurance benefits on the same terms as other employees. The agreements require the Company's President and the four key employees to devote their full time and attention to the business of LSI.

Judicial Decisions and Government Policy
----------------------------------------

Employee drug testing by federal agencies and certain private employers is subject to regulation by certain federal agencies. Legislation currently exists in a number of states regulating the circumstances under which employers may test employees and the procedures under which such tests must be conducted. In addition, the circumstances under which drug testing can legally be required by employers is subject to court precedent and judicial review.

Hazardous Materials
-------------------

Certain testing procedures employed by the Company require the use of hazardous materials. Failure to comply with current or future federal, state or local environmental laws or regulations could have a material adverse effect on the Company.

11. STOCK OPTION PLAN:
    ------------------

LSAI established the Laboratory Specialists of America, Inc. 1994 Stock Option Plan (the "Stock Option Plan" or the "Plan") on May 10, 1994. On October 30, 1996, the Plan was amended, subject to shareholder approval, and the total number of shares of common stock authorized and reserved for issuance was increased from 225,000 to 425,000. The Plan provides for the issuance of both incentive stock options ("ISO Options") and nonqualified stock options with or without stock appreciation rights ("SARs") to directors, executive officers, key employees and independent contractors and consultants of the Company and its subsidiaries. ISO Options may be granted only to employees of the Company and its subsidiaries. The Board of Directors interprets the Plan and establishes certain committees to administer the Plan. These committees or the Board of Directors have authority to grant options to all eligible employees and determine the types of options granted, with or without SARs, the terms, restrictions and conditions of the options at the time of grant, and whether SARs, if granted, are exercisable at the time of the exercise of the option to which the SAR is attached. The option price of the common stock is determined by the Board of Directors or the various committees. The price may not be less than 85 percent of the fair market value of the shares on the date of the grant of the option, with the exception of ISO options, which may not be less than the fair market value of the shares on the date of grant. The Company's stock options are fixed-price options granted at the fair market value of the underlying common stock on the date of grant. Generally, the options vest and become exercisable six months from the grant date and expire five to ten years after the grant date.

The following table shows the activity for options issued under the plan as well as other options issued:

                                                                    Weighted
                                                                    Average
                                                                  Exercise Price
                                                      Options      Per Option
                                                      -------      ----------
     Balance outstanding January 1, 1995                  -             -
       Options granted                                125,000          3.00
                                                      -------

     Balance outstanding December 31, 1995            125,000          3.00
       Options granted                                185,000          2.75
                                                      -------

     Balance outstanding December 31, 1996            310,000          2.85
                                                      =======

     Options exercisable:
      December 31, 1995                                10,000          3.00
      December 31, 1996                               125,000          3.00

Following are the range of exercise prices, the weighted-average remaining life of all stock options outstanding at December 31, 1996, and the weighted-average price within each price range of those options outstanding and those options exercisable at year-end 1996.

                                                                                              Options Exercisable at
                  Options Outstanding at December 31, 1996                                       December 31, 1996
------------------------------------------------------------------------------           ---------------------------------
                                          Weighted-
                                           Average               Weighted-                                Weighted-
                                          Remaining               Average                                  Average
                  Exercise Price         Contractual            Exercise Price                           Exercise Price
 Options            Per Option           Life (Years)             Per Option               Options         Per Option
---------          --------------        ------------           --------------           ----------      ---------------
 125,000              $     3.00              6.3                      $3.00               125,000           $3.00

 185,000                    2.75              9.8                       2.75                     -               -
 -------                                                                                   -------

 310,000               2.75-3.00              8.4                       2.85               125,000            3.00
 =======                                                                                   =======

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a fair-value method of accounting for employee stock options under which compensation expense is measured based on the estimated fair value of stock options at the grant date and recognized over the period that the options vest. The Company will continue to account for its stock option plan under the optional intrinsic value method of APB No. 25, whereby no compensation expense is recognized for fixed-price stock options. Had compensation expense been determined in accordance with SFAS No. 123, the estimated weighted-average, grant-date fair value would have been $1.14 and $1.23 per option for those options granted in 1996 and 1995, respectively, and the resulting compensation expense would have reduced net income and primary earnings per share as shown in the following pro forma amounts. These amounts may not be representative of compensation expense that might be expected to result in future years using the fair-value method of accounting for employee stock options, as the number of options granted in a particular year may not be indicative of the number of options granted in future years.

                                                       1996          1995
                                                    -----------    ---------
               Net (loss) income:
                  As reported                        $(585,711)     $661,216
                  Pro forma                           (673,516)      614,771

               (Loss) earnings per share:
                  Primary, as reported               $   (0.18)     $   0.20
                  Fully diluted, as reported             (0.15)         0.17
                  Primary, pro forma                     (0.20)         0.19
                  Fully diluted, pro forma               (0.17)         0.16

The fair value of each option granted in 1996 and 1995 was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                    1996         1995
                                                    -----        -----

               Expected life (years)                   5            5
               Risk-free interest rate                 6%           6%
               Expected dividend yield                 -            -
               Expected volatility                    35%          35%

12. COMMON STOCK WARRANTS:
    ----------------------

In connection with the public offering, the Company issued 660,000 warrants which expire on September 27, 1999. Until April 15, 1997, each warrant may be exercised to purchase two shares of common stock, for $3.50 per share. After April 15, 1997, and on or before April 15, 1998, each warrant may be exercised to purchase two shares of common stock for $2.00 per share. After April 15, 1998, the exercise price adjusts based on certain levels of net income per share of common stock for the year ended December 31, 1997, as follows:

                                     Net Income Per Share of Common Stock           Exercise Price Per Share
                             --------------------------------------------------         of Common Stock
   Exercise Period               Year Ended      Amount of Net Income Per Share     During Exercise Period
---------------------        ------------------  ------------------------------     ----------------------
After April 15, 1998         December 31, 1997   $.40 or more per share                    $3.50
                                                 Less than $.40 but $.30
                                                   or more per share                       $3.00
                                                 Less than $.30 per share                  $2.50


No warrants had been exercised at December 31, 1996 or 1995. The warrants may be redeemed by the Company at any time, upon 30 days notice, at a price of $.01 per warrant, only in the event the common stock trades in excess of the exercise price of the warrant for 10 consecutive trading days.

As a portion of underwriting compensation, the Company issued warrants to purchase 66,000 units at $7.32 per unit, consisting of two shares of common stock and one warrant for two additional shares of common stock, exercisable during a four-year period commencing on October 11, 1995. None of these warrants had been exercised at December 31, 1996 or 1995. The warrant included within each unit is exercisable under the same terms as the warrants issued in connection with the public offering as described above.

13. SUBSEQUENT EVENTS:
    ------------------

On January 31, 1997, LSAI acquired from Pathology Laboratories, Ltd. ("PLL") certain intangible assets pursuant to an Asset Purchase Agreement dated January 31, 1997 (the "Purchase Agreement"). PLL is a privately held corporation. The assets purchased included the forensic drug testing customer list of PLL and all contracts, contract rights and agreements, correspondence with the customers for which PLL has provided forensic drug testing services, and all assets owned by PLL used in connection with the PLL office in Greenville, South Carolina. Pursuant to the Purchase Agreement, (i) the Company paid $1,600,000 at closing and (ii) the Company assumed the obligations of PLL under a certain lease, dated September 16, 1996, which requires monthly base rental payments of $2,083 and which expires on September 16, 1999. Furthermore, the Company is required to make four additional quarterly installment payments to PLL within 60 days following the end of each three-month period during the twelve months ending January 31, 1998. These quarterly payments are based on gross revenues directly attributable to each customer comprising the customer base of PLL for the year ending January 31, 1998, exceeding $1,600,000. The gross revenues attributable to this customer base for the year ended December 31, 1996, were approximately $3,200,000. The initial purchase price of $1,600,000 was financed with additional long-term bank indebtedness. The Company consolidated the drug testing services with its current laboratory in March 1997.