Form 10QSB
period 1997-03-31
LABORATORY SPECIALISTS OF AMERICA INC
filed 1997-05-09
CIK 925052

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _______________

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

                                (405) 232-9800
                          (ISSUER'S TELEPHONE NUMBER)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                              ----      ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____ No____


APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 9, 1997, 3,313,405 shares of issuer's Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes       No X
                                                                ----    ----



                                       Total Sequentially Numbered Pages is   17
                                                                              --
                    Index to Exhibits Appears on Sequentially Numbered Page   15
                                                                              --

                    LABORATORY SPECIALISTS OF AMERICA, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page
                                                                            ----
PART I-FINANCIAL INFORMATION

   ITEM 1.      FINANCIAL STATEMENTS

                Consolidated Balance Sheets (Unaudited)
                        March 31, 1997, and December 31, 1996...............  3

                Consolidated Statements of Income (Unaudited)
                        Three Months Ended March 31, 1996 and 1997..........  5

                Consolidated Statements of Cash Flows (Unaudited)
                        Three Months Ended March 31, 1996 and 1997..........  6

                Notes to Consolidated Financial Statements (Unaudited)......  7

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.........................  9

PART II-OTHER INFORMATION

   ITEM 1.      LEGAL PROCEEDINGS........................................... 13

   ITEM 2.      CHANGES IN SECURITIES....................................... 13

   ITEM 3.      DEFAULTS UPON SENIOR SECURITIES............................. 13

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 13

   ITEM 5.      OTHER INFORMATION........................................... 13

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K............................ 14

SIGNATURES.................................................................. 14

PART I-FINANCIAL STATEMENTS
 ITEM 1.  FINANCIAL STATEMENTS

           LABORATORY SPECIALISTS OF AMERICA, INC. AND  SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                         DECEMBER 31,    MARCH 31,
                                                                             1996          1997
                                                                         ------------  ------------
                                                                                       (UNAUDITED)
                                ASSETS
                                ------

CURRENT ASSETS:
  Cash and cash equivalents............................................    $  727,381   $   643,413
  Accounts receivable, net of allowances of $597,499
   in 1996 and $627,499 in 1997........................................     1,696,744     1,967,508

  Income tax refund receivable.........................................       312,664       139,043
  Inventories..........................................................        99,754       116,143
  Prepaid expenses and other...........................................       146,859       132,272
  Deferred tax asset...................................................       211,078       211,078
                                                                           ----------   -----------
    Total current assets...............................................     3,194,480     3,209,457
                                                                           ----------   -----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $900,948 in 1996 and $954,510 in 1997................     1,592,599     1,789,992
                                                                           ----------   -----------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $171,355 in
    1996 and $197,784 in 1997..........................................     2,663,850     2,637,422
  Customer list, net of accumulated amortization of $216,429
    in 1996, and $277,288 in 1997......................................     1,863,061     4,412,635
  Deferred costs.......................................................        80,818        93,801
                                                                           ----------   -----------
    Total other assets.................................................     4,607,729     7,143,858
                                                                           ----------   -----------
    Total assets.......................................................    $9,394,808   $12,143,307
                                                                           ==========   ===========




      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND  SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                        DECEMBER 31,     MARCH 31,
                                                                            1996           1997
                                                                        ------------   ------------
                                                                                       (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
  Accounts payable....................................................    $  521,705     $   710,005
  Accrued payroll.....................................................       300,103         281,395
  Accrued expenses....................................................        57,310          93,640
  Accrued customer list costs.........................................            --         810,000
  Obligations from discontinued operations............................       784,272         679,823
  Short-term debt.....................................................       410,293         398,627
  Current portion of long-term debt...................................       118,085         460,463
                                                                          ----------     -----------

    Total current liabilities.........................................     2,191,768       3,433,953
                                                                          ----------     -----------

LONG-TERM DEBT, net of current portion................................     1,245,690       2,518,000
                                                                          ----------     -----------

DEFERRED INCOME TAXES.................................................       307,100         307,100
                                                                          ----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:


 Common stock, $0.001 par value, 20,000,000 shares authorized,
       3,313,405 shares issued and outstanding at 12/31/96 and
        3/31/97.......................................................         3,313           3,313
 Paid in capital in excess of par, common stock.......................     5,366,027       5,366,027
 Retained earnings....................................................       280,910         514,914
                                                                          ----------     -----------

    Total stockholders' equity........................................     5,650,250       5,884,254
                                                                          ----------     -----------

    Total liabilities and stockholders' equity........................    $9,394,808     $12,143,307
                                                                          ==========     ===========




      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

            LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             FOR THE THREE    FOR THE THREE
                                                             MONTHS ENDED     MONTHS ENDED
                                                            MARCH 31, 1996   MARCH 31, 1997
                                                            ---------------  ---------------
                                                                      (UNAUDITED)
REVENUES..................................................      $1,948,536       $2,587,222

COST OF LABORATORY SERVICES...............................         840,161        1,186,084
                                                                ----------       ----------

  Gross profit............................................       1,108,375        1,401,138
                                                                ----------       ----------

OPERATING EXPENSES:
  Selling.................................................         148,269          132,129
  General and administrative..............................         524,523          695,616
  Depreciation and amortization...........................          91,336          140,849
                                                                ----------       ----------

    Total operating expenses..............................         764,128          968,594
                                                                ----------       ----------

    Income from operations................................         344,247          432,544
                                                                ----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense........................................         (10,493)         (36,876)
  Interest income.........................................           9,971           11,653
  Other income............................................             207              303
                                                                ----------       ----------

    Total other income (expense)..........................            (315)         (24,920)
                                                                ----------       ----------

    Income before income taxes............................         343,932          407,624

INCOME TAX EXPENSE........................................         141,686          173,621
                                                                ----------       ----------

    Net income............................................      $  202,246       $  234,003
                                                                ==========       ==========

DIVIDEND ON PREFERRED STOCK...............................              --               --
                                                                ----------       ----------

    Net income available to common stockholders...........      $  202,246       $  234,003
                                                                ==========       ==========

PRIMARY EARNINGS PER SHARE:
  Weighted Average Number Of Common Stock and
  Common Stock Equivalents Outstanding....................       3,310,112        3,315,656
                                                                ==========       ==========

  Earnings Per Common Stock and Common Stock Equivalents..      $      .06       $      .07
                                                                ==========       ==========

FULLY DILUTED EARNINGS PER SHARE:
  Weighted Average Number Of Common Stock and
  Common Stock Equivalents Outstanding....................       4,025,117        3,891,723
                                                                ==========       ==========

  Earnings Per Common Stock and Common Stock Equivalents..      $      .05       $      .06
                                                                ==========       ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                LABORATORY SPECIALISTS  OF AMERICA,  INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      FOR THE THREE      FOR THE THREE
                                                       MONTHS ENDED      MONTHS ENDED
                                                      MARCH 31, 1996    MARCH 31, 1997
                                                      ----------------  ---------------
                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................      $   202,246      $   234,003
  Adjustments to reconcile net income to net cash
    provided by operating activities -
      Depreciation and amortization.................           91,336          140,849
      Provision for bad debts and other.............           12,000           30,000
      Impact of changes in assets and liabilities:
          Accounts receivable.......................         (264,746)        (300,764)
          Income tax refund  receivable.............          160,989          173,621
          Inventories...............................           (5,541)         (16,389)
          Prepaid expenses and other................           31,676              290
         Accounts payable and accrued expenses......          (68,072)         131,013
                                                          -----------      -----------
      Net cash provided by operating activities.....          159,888          392,623
                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................          (38,171)        (217,431)
  Purchase of NPLI Stock, net of cash acquired......       (1,022,597)              --
  Purchase of PLL Customer List.....................               --       (1,650,433)
  Acquisition costs.................................          (76,622)        (193,058)
                                                          -----------      -----------
      Net cash  used in investing
        activities..................................       (1,137,390)      (2,060,922)
                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowings.................         (528,212)         (11,666)
  Payments on long-term borrowings..................          (20,542)         (85,312)
  Proceeds from long-term borrowings................               --        1,681,309
                                                          -----------      -----------
      Net cash provided by (used in) financing
        activities..................................         (548,754)       1,584,331
                                                          -----------      -----------

 DECREASE IN CASH AND CASH  EQUIVALENTS.............       (1,526,256)         (83,968)
                                                          -----------      -----------

CASH AND CASH EQUIVALENTS, beginning
  of period.........................................        2,411,051          727,381
                                                          -----------      -----------

CASH AND CASH EQUIVALENTS, end of period............      $   884,795      $   643,413
                                                          ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest..........      $    10,501      $    36,876
                                                          ===========      ===========
  Cash paid during the period for taxes.............      $     6,034      $        --
                                                          ===========      ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

           LABORATORY SPECIALISTS OF AMERICA,  INC. AND SUBSIDIARIES


                         NOTES TO FINANCIAL STATEMENTS
 (INFORMATION FOR THE  THREE  MONTHS ENDED MARCH 31, 1996, AND MARCH 31, 1997,
                                ARE UNAUDITED.)

1.  GENERAL

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The consolidated balance sheet at December 31, 1996, has been derived from the audited balance sheet of the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on April 22, 1997. The financial data for the interim periods presented may not necessarily reflect the results to be expected for the full year.

2.  PLL ASSET PURCHASE

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

Pursuant to the Purchase Agreement, (i) the Company paid $1,600,000 at closing and (ii) the Company assumed the obligations of PLL under a certain Lease between Edith Schlien and PLL, dated September 16, 1996, covering approximately 2,500 square feet of office space located in Greenville, South Carolina, which requires monthly base rental payments of $2,083 and which expires on September 16, 1999. Furthermore, the Company agreed to make four additional installment payments to PLL within 60 days following the end of each three month period during the 12 months ending January 31, 1998, as follows: (i) the first installment payment being equal to 75 percent of Forensic Testing Revenues (as defined below) during the first three month period ending April 30, 1997, in excess of $400,000; (ii) the second installment payment being equal to 75 percent of Forensic Testing Revenues during the six month period ending July 31, 1997, in excess of the aggregate sum of the prior installment payment and $800,000, (iii) the third installment payment being equal to 85 percent of Forensic Testing Revenues during the nine month period ending October 30, 1997, in excess of the aggregate sum of the prior installment payments and $1,200,000, and (iv) the fourth installment being equal to Forensic Testing Revenues during the 12 month period ended January 31, 1998, in excess of the aggregate sum of the prior installment payments and $1,600,000. Under the Purchase Agreement, "Forensic Testing Revenues" defined as the gross revenues during the calendar quarter or 12 month period ending January 31, 1998, directly attributable to each customer comprising the customer base of PLL acquired by the Company.

3.  EARNINGS PER COMMON SHARE

Both Primary and Fully Diluted Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect, if any, of the conversion of stock options, outstanding warrants and contingent shares. In the fully diluted earnings per share calculation the outstanding warrants were calculated using the lowest possible exercise price during the term of the warrants.

4.  GOODWILL AND CUSTOMER LIST

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

5.  CONTINGENT LIABILITIES

Incidental to its business, the Company from time to time is sued by individuals who have tested positive for drugs of abuse or who allege that improper analysis has been performed, generally arising from Laboratory Specialists, Inc.'s, the company's wholly owned subsidiary ("LSI"), alleged failure to properly administer drug urinalysis tests. LSI is currently a defendant in several such lawsuits. Based upon prior successful defense of similar-type lawsuits, the Company believes it has valid defenses to each of such lawsuits, and intends to vigorously defend in such actions. Although LSI maintains insurance to protect itself against such liability, and LSI's insurance carriers have assumed the defense of LSI in connection with certain actions, the extent of such insurance coverage is limited, both in terms of types of risks covered by the policies and the amount of coverage. In the opinion of the Company's management and it's legal counsel, these suits and claims should not result in judgments or settlements which would have a material adverse effect on the Company's results of operations or financial position. Although LSI has not experienced any material liability related to such claims, there can be no assurance that LSI, and possibly LSAI, will not at some time in the future experience significant liability in connection with such claims and such liability may exceed the extent of such insurance coverage, both in terms of risks covered by the policies and the amount of coverage, which could have a material adverse effect upon the results of operations and financial condition of the Company.

In connection with the Pathology Laboratories, Ltd. Purchase (see Item 2), LSI has recorded a liability of $810,000 based upon estimated future quarterly payments.

6.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

A capital lease obligation of approximately $650,000 was incurred when LSI entered into an agreement with a vendor to buy equipment and certain lab supplies at a fixed price per drug screen performed. The minimum monthly amount under the agreement is approximately $47,000, with approximately $13,000 per month allocated to the principal and interest of the capital lease obligation, and the remaining cost being allocated to the cost of laboratory supplies. The agreement resulted in LSI recording approximately $650,000 in additional equipment, with an equal amount of capital lease obligation recorded as long-term debt obligation payable over five years. The above transactions, except the monthly payment to the vendor, are non-cash transactions and have been excluded from the accompanying statements of cash flows.

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

Pursuant to the Purchase Agreement, (i) the Company paid $1,600,000 at closing and (ii) the Company assumed the obligations of PLL under a certain Lease between Edith Schlien and PLL, dated September 16, 1996, covering approximately 2,500 square feet of office space located in Greenville, South Carolina, which requires monthly base rental payments of $2,083 and which expires on September 16, 1999. Furthermore, the Company agreed to make four additional installment payments to PLL within 60 days following the end of each three month period during the 12 months ending January 31, 1998, as follows: (i) the first installment payment being equal to 75 percent of Forensic Testing Revenues (as defined below) during the first three month period ending April 30, 1997, in excess of $400,000; (ii) the second installment payment being equal to 75 percent of Forensic Testing Revenues during the six month period ending July 31, 1997, in excess of the aggregate sum of the prior installment payment and $800,000, (iii) the third installment payment being equal to 85 percent of Forensic Testing Revenues during the nine month period ending October 30, 1997, in excess of the aggregate sum of the prior installment payments and $1,200,000, and (iv) the fourth installment being equal to Forensic Testing Revenues during the 12 month period ended January 31, 1998, in excess of the aggregate sum of the prior installment payments and $1,600,000. Under the Purchase Agreement, "Forensic Testing Revenues" defined as the gross revenues during the calendar quarter or 12 month period ending January 31, 1998, directly attributable to each customer comprising the customer base of PLL acquired by the Company.

RESULTS OF OPERATIONS

  The following table sets forth selected results of operations for (i) the twelve months ended December 31, 1995 and 1996, which are derived from the audited financial statements of the Company and (ii) for the three months ended March 31, 1996 and 1997, which are derived from the unaudited financial statements of the Company which include, in the opinion of management of the Company, all normal recurring adjustments which management of the Company considers necessary for a fair statement of the results for such periods The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                     For the Year Ended December 31,                  Three Months Ended March 31,
                                ------------------------------------------  -----------------------------------------------------
                                        1995                  1996                  1996                        1997
                                --------------------  --------------------  ---------------------  ------------------------------
                                                                                 (UNAUDITED)                 (UNAUDITED)

                                  AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT     PERCENT        AMOUNT         PERCENT
                                ----------            ----------  --------  -----------  --------  ----------------  ------------
Revenues......................  $6,925,716    100.0%  $8,726,799    100.0%  $1,948,536     100.0%       $2,587,222         100.0%
Cost of revenues..............   3,246,470     46.9%   3,816,114     43.7%     840,161      43.1%        1,186,084          45.9%
                                ----------    -----   ----------    -----   ----------     -----        ----------         -----
Gross profit..................   3,679,246     53.1%   4,910,685     56.3%   1,108,375      56.9%        1,401,138          54.1%
                                ----------    -----   ----------    -----   ----------     -----        ----------         -----
Operating expenses:
  Selling.....................     561,470      8.1%     601,945      6.9%     148,269       7.6%          132,129           5.1%
  General and administrative..   2,157,410     31.2%   2,442,602     28.0%     524,523      26.9%          695,616          26.9%
  Depreciation and
     amortization.............     232,535      3.3%     504,123      5.8%      91,336       4.7%          140,849           5.4%
  Asset impairment............          --      0.0%     124,531      1.4%          --       0.0%               --           0.0%
                                ----------    -----   ----------    -----   ----------     -----        ----------         -----
Total operating expenses......   2,951,415     42.6%   3,673,201     42.1%     764,128      39.2%          968,594          37.4%
                                ----------    -----   ----------    -----   ----------     -----        ----------         -----
Income from operations........  $  727,831     10.5%  $1,237,484     14.2%  $  344,247      17.7%       $  432,544          16.7%
                                ==========    =====   ==========    =====   ==========     =====        ==========         =====

  During the three months ended March 31, 1997, LSI experienced a 4.8 percent decrease in the price per specimen, compared to the three months ended March 31, 1996, principally due to increased price competition amongst providers of drug testing services, price per specimen being an important factor in obtaining and maintaining clients. Management of LSI closely monitors its price per specimen, the prices of its competitors and the costs of processing specimens to remain competitive, as well as profitable. There can be no assurance that price decline per specimen will not further decline during 1997. In the event price stabilization does not occur, LSI will, as it has in the past, take appropriate measures to downsize its drug testing personnel and possibly further automate the testing process and employ additional technology to continue profitability, although there can be no assurance that such measures will assure profitability in the event of substantial price reductions within the short term.

Comparison of Three-Month Periods Ended March 31, 1996 and 1997

  Revenues increased to $2,587,222 in the threee months ended March 31, 1997 (the "1997 Interim Period"), from $1,948,536 in the three months ended March 31, 1996 (the "1996 Interim Period"), an increase of 32.8 percent. The increase in revenues was due to a 38.3 percent increase in the number of specimens analyzed during the 1997 Interim Period as compared to the 1996 Interim Period, although partially offset by a decrease of 4.8 percent in the average price per specimen. The increase in number of specimens analyzed was attributable to the PLL Acquisition as well as LSI's normal sales and marketing efforts. The decrease in the average price per specimen was principally due to increased price competition amongst providers of drug testing services, price per specimen being an important factor in obtaining and maintaining clients. There can be no assurance that price decline per specimen will not further decline in 1997.

  Cost of revenues increased from $840,161 in the 1996 Interim Period to $1,186,084 in the 1997 Interim Period, an increase of 41.2 percent, and increased as a percentage of revenues from 43.1 percent to 45.9 percent. The increase was primarily due to an increase in certain laboratory supplies as compared to the first quarter of 1996. In addition, a key laboratory position was added in late 1996 resulting in increased salaries.

  Operating expenses increased from $764,128 in the 1996 Interim Period to $968,594 in the 1997 Interim Period, an increase of 26.8 percent, but decreased as a percentage of revenues from 39.2 percent to 37.4 percent. The increase in operating expenses was attributable to the increase in general and administrative expenses of $171,093 and depreciation and amortization expense of $49,513 while selling expense decreased by $16,140. The increase in general and administrative expenses was principally as a result of (i) an increase in executive officer compensation, (ii) the addition of several key positions at LSI and (iii) the addition of certain overhead costs associated with the PLL asset purchase. The decrease in selling expenses was due to the temporary reduction in the sales force for part of the first quarter of 1997. In addition, LSI withdrew from a national endorsement arrangement after the first quarter of 1996 which resulted in a savings in commissions expense.
Depreciation increased due to the addition of new laboratory equipment at LSI in March of 1996, while amortization increased due to the acquisition of PLL and the amortization of the PLL customer list and goodwill.

  Interest expense increased from $10,493 in the 1996 Interim Period to $36,876 in 1997 Interim Period, an increase of 251.4 percent. The increase in interest expense was the result of a capital lease agreement for certain laboratory equipment entered into late in the first quarter of 1996. Interest income increased from $9,971 in the 1996 Interim Period to $11,653 in the 1997 Interim Period, a 16.9 percent increase. The increase is a result of more cash held for investment. Other income increased from $207 in the 1996 Interim Period to $303 in the 1997 Interim Period, an increase of 46.4 percent. Net income, after provision for income taxes, increased from $202,246 in the 1996 Interim Period to $234,003 in the 1997 Interim Period, a 15.7 percent increase.

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

 Income Taxes

  Income taxes accrued for the three months ended March 31, 1997, were based on an effective combined federal and state corporate income tax rate of approximately 40 percent of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaled $392,623 in the three months ended March 31, 1997, and $159,888 in the three months ended March 31, 1996. As of March 31, 1997, LSAI had a working capital deficit of ($224,496), compared to working capital of $1,002,712, at December 31, 1996. The working capital deficit is a result of (i) the recording of the PLL Asset Purchase including the four future quarterly payments to be made and (ii) the note payable of $334,460 to the former NPLI shareholders, which will be paid out in stock in accordance with the NPLI Purchase Agreement. In the event the

Company's revenues increase as anticipated by management of the Company, the Company's working capital requirements will also increase and such requirements may exceed the net cash provided by operating activities and require that cash be used in operating activities from sources other than operations, including the available cash and cash equivalents (which were $643,413 at March 31, 1997) and borrowing. The increase in cash used in operations will principally be due to the timing differential between Company's payment for materials and services to its suppliers and employee work force, and the time at which the Company receives payment from its customers.

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

PART II-OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

  Other than the pending litigation previously reported in the Annual Report on Form 10-KSB filed with the Commission on April 22, 1997, LSAI does not have any pending litigation. In the ordinary course of its business, LSI from time to time is sued by individuals who have tested positive for drugs of abuse. To date, LSI has not experienced any material liability related to these claims, although there can be no assurance that LSI will not at some time in the future experience significant liability in connection with such claims. Based upon the prior successful defense of similar-type litigation, LSI believes they have valid defenses to the plaintiffs claims in all pending litigation, and LSI intends to vigorously defend themselves in such litigation. LSI is not currently a defendant party in any other legal proceedings other than routine litigation that is incidental to the business of LSI, and management of LSI believes the outcome of such legal proceedings will not have a material adverse effect upon the results of operations or financial condition of LSI. Furthermore, management of LSI believes that the liability coverage is adequate with respect to the pending litigation and, in general, for the business of LSI.

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



                                    LABORATORY SPECIALISTS OF
                                         AMERICA, INC.
                                          (Registrant)



Date: May  9, 1997                      By: /s/ Arthur R. Peterson, Jr.
                                        -------------------------------
                                        Arthur R. Peterson, Jr.
                                         Treasurer

                               INDEX TO EXHIBITS


                                                                   SEQUENTIALLY
                                                                      NUMBERED
     EXHIBIT NO.               EXHIBIT                                  PAGE
     -----------               -------                               ----------

      10.1          The Asset Purchase Agreement with Pathology
                    Laboratories, Ltd., dated January 31, 1997.*          N/A

      27            Financial Data Schedules                              16




            ---------------------------------------------------------


           * Incorporated by reference to Form 8-K, dated January 31, 1997, filed with the Commission on March 3, 1997.