Form 10QSB
period 1997-06-30
LABORATORY SPECIALISTS OF AMERICA INC
filed 1997-08-12
CIK 925052

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO __________________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No[ ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ ]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 12, 1997, 3,313,405 shares of issuer's Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes [ ]   No [X]


                                     Total Sequentially Numbered Pages is   40

                  Index to Exhibits Appears on Sequentially Numbered Page   16

                    LABORATORY SPECIALISTS OF AMERICA, INC.

                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page
                                                                            ----
PART I-FINANCIAL INFORMATION

  ITEM 1.    FINANCIAL STATEMENTS

             Consolidated Balance Sheets (Unaudited)
               June 30, 1997, and December 31, 1996.........................  3

             Consolidated Statements of Income (Unaudited)
               Three and Six Months Ended June 30, 1996
                 and 1997...................................................  5

             Consolidated Statements of Cash Flows (Unaudited)
               Six Months Ended June 30, 1996 and 1997......................  6

             Notes to Consolidated Financial Statements
               (Unaudited)..................................................  7

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..........................  9

PART II-OTHER INFORMATION

  ITEM 1.    LEGAL PROCEEDINGS.............................................. 14

  ITEM 2.    CHANGES IN SECURITIES.......................................... 14

  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................ 14

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 14

  ITEM 5.    OTHER INFORMATION.............................................. 14

  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K............................... 14

SIGNATURES.................................................................. 15

PART I-FINANCIAL STATEMENTS
  ITEM 1.  FINANCIAL STATEMENTS

            LABORATORY SPECIALISTS OF AMERICA, INC. AND  SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                       DECEMBER 31,    JUNE 30,
                                                          1996          1997
                                                                     (UNAUDITED)

                                                       -----------   -----------
                      ASSETS

CURRENT ASSETS:

  Cash and cash equivalents.......................... $  727,381     $   703,157
  Accounts receivable, net of allowances of
  $597,499 in 1996 and $637,499 in 1997..............  1,696,744       2,284,415

  Income tax refund receivable.......................    312,664          71,421
  Inventories........................................     99,754          75,370
  Prepaid expenses and other.........................    146,859          78,802
  Deferred tax asset.................................    211,078         211,078
                                                      ----------     -----------

    Total current assets.............................  3,194,480       3,424,243
                                                      ----------     -----------

PROPERTY, PLANT AND EQUIPMENT, net of
  accumulated depreciation of $900,948 in
  1996 and $1,024,749 in 1997........................  1,592,599       1,983,990
                                                      ----------     -----------

OTHER ASSETS:
  Goodwill, net of accumulated amortization
    of $171,355 in 1996 and $222,604 in 1997.........  2,663,850       2,612,602
  Customer lists, net of accumulated
    amortization of $216,429 in 1996, and
    $358,264 in 1997.................................  1,863,061       4,369,602
  Deferred costs.....................................     80,818          66,949
                                                      ----------     -----------

    Total other assets...............................  4,607,729       7,049,153
                                                      ----------     -----------

    Total assets..................................... $9,394,808     $12,457,386
                                                      ==========     ===========



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

            LABORATORY SPECIALISTS OF AMERICA, INC. AND  SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                      DECEMBER 31,    JUNE 30,
                                                         1996          1997
                                                                    (UNAUDITED)
                                                      -----------   -----------


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable................................... $  521,705    $    868,580
  Accrued payroll....................................    300,103         394,432
  Accrued expenses...................................     57,310          30,039
  Accrued customer list costs........................         --         745,718
  Short-term debt....................................    410,293         398,627
  Current portion of long-term debt..................    118,085         462,888
  Obligations from discontinued operations...........    784,272         575,782
                                                      ----------     -----------

    Total current liabilities........................  2,191,768       3,476,066
                                                      ----------     -----------

LONG-TERM DEBT, net of current portion...............  1,245,690       2,401,354
                                                      ----------     -----------

DEFERRED INCOME TAXES................................    307,100         307,100
                                                      ----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Common stock, $0.001 par value, 20,000,000
   shares authorized, 3,313,405 shares issued
   and outstanding at 12/31/96 and 6/30/97...........      3,313           3,313
 Paid in capital in excess of par, common stock......  5,366,027       5,366,027
 Retained earnings...................................    280,910         903,526
                                                      ----------     -----------

    Total stockholders' equity.......................  5,650,250       6,272,866
                                                      ----------     -----------

    Total liabilities and stockholders' equity....... $9,394,808     $12,457,386
                                                      ==========     ===========



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

            LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                   UNAUDITED


                                                FOR THE THREE   FOR THE THREE    FOR THE SIX     FOR THE SIX
                                                MONTHS ENDED     MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                               JUNE 30 , 1996   JUNE 30, 1997   JUNE 30, 1996   JUNE 30, 1997
                                               ---------------  --------------  --------------  --------------

REVENUES.....................................    $ 2,291,171      $ 3,423,760     $ 4,239,707     $ 6,010,982
                                                 -----------      -----------     -----------     -----------

COST OF LABORATORY SERVICES..................       1,016,373       1,473,773       1,856,534       2,659,857
                                                 ------------     -----------     -----------     -----------

  Gross profit...............................       1,274,798       1,949,987       2,383,173       3,351,125
                                                 ------------     -----------     -----------     -----------

OPERATING EXPENSES:
  Selling....................................         166,227         159,966         314,496         292,095
  General and administrative.................         607,082         903,464       1,131,605       1,599,080
  Depreciation and amortization..............         130,108         176,323         221,444         317,172
                                                 ------------     -----------     -----------     -----------

    Total operating expenses.................         903,417       1,239,753       1,667,545       2,208,347
                                                 ------------     -----------     -----------     -----------

    Income from operations...................         371,381         710,234         715,628       1,142,778
                                                 ------------     -----------     -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense...........................         (18,832)        (53,608)        (29,325)        (90,484)
  Interest income............................           9,701           7,840          19,672          19,493
  Other income...............................             300            (231)            507              72
                                                 ------------     -----------     -----------     -----------

    Total other income (expense).............          (8,831)        (45,999)         (9,146)        (70,919)
                                                 ------------     -----------     -----------     -----------

    Income before income taxes...............         362,550         664,235         706,482       1,071,859

INCOME TAX EXPENSE...........................         153,713         275,622         295,398         449,243
                                                 ------------     -----------     -----------     -----------

    Net income...............................    $    208,837     $   388,613     $   411,084     $   622,616
                                                 ------------     -----------     -----------     -----------


Net income available to common stockholders..    $    208,837     $   388,613     $  411,084      $   622,616
                                                 ============     ===========     ===========     ===========

PRIMARY EARNINGS PER SHARE:
Weighted Average Number Of Common Stock
And Common Stock Equivalents Outstanding.....       3,326,135       3,360,976       3,318,127       3,343,749
                                                 ============     ===========     ===========     ===========

Net Income Per Common Stock And
Common Stock Equivalents.....................    $        .06     $       .12     $       .12     $       .19
                                                 ============     ===========     ===========     ===========

FULLY DILUTED EARNINGS PER SHARE:
Weighted Average Number Of Common Stock
And Common Stock Equivalents Outstanding.....       4,053,688       3,766,454       4,046,943       3,834,644
                                                 ============     ===========     ===========     ===========

Net Income Per Common Stock And
Common Stock Equivalents.....................    $        .05     $       .10     $       .10     $       .16
                                                 ============     ===========     ===========     ===========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

           LABORATORY SPECIALISTS  OF AMERICA,  INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     FOR THE SIX    FOR THE SIX
                                                     MONTHS ENDED   MONTHS ENDED
                                                    JUNE 30, 1996  JUNE 30, 1997
                                                    -------------- -------------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................  $   411,084   $   622,616
  Adjustments to reconcile net income to
    net cash provided by operating activities -
      Depreciation and amortization.................      221,444       317,172
      Provision for bad debts and other.............       24,000        40,000
      Impact of changes in assets and liabilities:
        Accounts receivable.........................     (457,593)     (627,671)
        Income tax refund  receivable...............      158,982       241,243
        Inventories.................................        5,604        24,384
        Prepaid expenses and other..................      100,391        53,759
        Accounts payable and accrued expenses.......     (278,271)      257,255
                                                      -----------   -----------
      Net cash provided by operating activities.....      185,641       928,758
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................      (61,533)     (481,957)
  Purchase of NPLI Stock, net of cash acquired......   (1,022,597)           --
  Purchase of PLL Customer List.....................           --    (1,894,184)
  Acquisition costs.................................     (120,699)      (37,514)
                                                      -----------   -----------
    Net cash  used in investing
      activities..................................     (1,204,829)   (2,413,655)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowings.................     (545,621)      (11,667)
  Payments on long-term borrowings..................      (65,024)     (199,533)
  Proceeds from long-term borrowings................           --     1,682,293
  Warrant offering costs............................           --       (10,420)
                                                      -----------   -----------
    Net cash provided by (used in) financing
      activities..................................       (610,645)    1,460,673
                                                      -----------   -----------

(DECREASE) IN CASH AND CASH EQUIVALENTS.............   (1,629,833)      (24,224)
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, beginning
  of period.........................................    2,411,051       727,381
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period............  $   781,218   $   703,157
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest..........   $   16,170    $   90,484
                                                      ===========   ===========
  Cash paid during the period for taxes.............   $  197,949    $  190,000
                                                      ===========   ===========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
             (INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 1996,
                      AND JUNE 30, 1997, ARE UNAUDITED.)

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

Pursuant to the Purchase Agreement, (i) the Company paid $1,600,000 at closing and (ii) the Company assumed the obligations of PLL under a certain Lease between Edith Schlien and PLL, dated September 16, 1996, covering approximately 2,500 square feet of office space located in Greenville, South Carolina, which requires monthly base rental payments of $2,083 and which expires on September 16, 1999. Furthermore, the Company agreed to make four additional installment payments to PLL within 60 days following the end of each three month period during the 12 months ending January 31, 1998, as follows: (i) the first installment payment being equal to 75 percent of Forensic Testing Revenues (as defined below) during the first three month period ending April 30, 1997, in excess of $400,000; (ii) the second installment payment being equal to 75 percent of Forensic Testing Revenues during the six month period ending July 31, 1997, in excess of the aggregate sum of the prior installment payment and $800,000, (iii) the third installment payment being equal to 85 percent of Forensic Testing Revenues during the nine month period ending October 30, 1997, in excess of the aggregate sum of the prior installment payments and $1,200,000, and (iv) the fourth installment being equal to Forensic Testing Revenues during the 12 month period ended January 31, 1998, in excess of the aggregate sum of the prior installment payments and $1,600,000. Under the Purchase Agreement, "Forensic Testing Revenues" is defined as the gross revenues during the calendar quarter or 12 month period ending January 31, 1998, directly attributable to each customer comprising the customer base of PLL acquired by the Company. As of June 30, 1997, total payments of $214,282.27 were recorded as reductions in the liability owed to PLL for the first installment. These payments consisted of $38,414.30 in cash paid on June 30, 1997 plus $175,867.97 in advances and other costs previously paid.

On July 11, 1997, both the Company and PLL agreed to amend the PLL Purchase Agreement as follows: In exchange for a reduction in the overall purchase price from 100 percent to 90 percent of the Forensic Testing Revenues during the First Anniversary Period, the Company will pay 100 percent of the amount calculated for the first three installments as opposed to 75 percent of the first and second installments and 85 percent of the third installment.

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

6.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In connection with the Pathology Laboratories, Ltd. Purchase (see Item 2), LSI has recorded a liability of $960,000 based upon estimated future quarterly payments. As of June 30, 1997, total payments of $214,282.27 were recorded as reductions in the liability owed to PLL for the first installment. These payments consisted of $38,414.30 in cash paid on June 30, 1997 plus $175,867.97 in advances and other costs previously paid.

A capital lease obligation of approximately $650,000 was incurred when LSI entered into an agreement with a vendor in 1996 to buy equipment and certain lab supplies at a fixed price per drug screen performed. The minimum monthly amount under the agreement was approximately $47,000 in 1996 and increased to approximately $60,000 in 1997, with approximately $13,000 per month allocated to the principal and interest of the capital lease obligation, and the remaining cost being allocated to the cost of laboratory supplies. The agreement resulted in LSI recording approximately $650,000 in additional equipment, with an equal amount of capital lease obligation recorded as long-term debt obligation payable over five years.

The above transactions, except the monthly payment to the vendor, are non-cash transactions and have been excluded from the accompanying statements of cash flows.

7.  ACCOUNTING PRONOUNCEMENTS

In March, 1997, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which specifies the computation, presentation, and disclosure requirements for earnings per share. This statement is effective for financial statements with periods ending after December 15, 1997. Management has not determined the impact this standard will have on earnings per share.

In June, 1997, the FASB issued SFAS No. 130, which requires that all items required to be recognized under accounting standards as components of comprehensive income, consisting of both net income and those items that bypass the income statement and are reported in a balance within a separate component of stockholders' equity, be reported in a financial statement the is displayed with the same prominence as other financial statements. The company does not believe that comprehensive income will differ materially from net income.

8.  SUBSEQUENT EVENTS

On July 2, 1997, LSI entered into a loan agreement with Hibernia National Bank (the "bank") for a term loan of up to $720,000 to refinance the purchase and construction of its new laboratory. The loan was fully advanced upon execution of the loan agreement and the December 3, 1996 note payable was paid in full with a portion of the proceeds. The bank note is payable monthly with the first 36 consecutive principal and interest payments of approximately $9,811, then 23 consecutive principal and interest payments of approximately $6,007, and a final payment due on July 2, 2002 of approximately $484,666. The loan bears interest at the rate of 8.65 per annum.

On July 10, 1997, the Company filed a Registration Statement with the Securities and Exchange Commission to redeem the outstanding 1994 warrants at a redemption price of $.01 per warrant. The proposed redemption will be limited to a specific time period after the declaration of effectiveness of the Registration Statement.



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

On July 11, 1997, both the Company and PLL agreed to amend the PLL Purchase Agreement as follows: In exchange for a reduction in the overall purchase price from 100 percent to 90 percent of the Forensic Testing Revenues during the First Anniversary Period, the Company will pay 100 percent of the amount calculated for the first three installments as opposed to 75 percent of the first and second installments and 85 percent of the third installment.

RESULTS OF OPERATIONS

    The following table sets forth selected results of operations for (i) the three months ended June 30, 1996 and 1997, which are derived from the unaudited financial statements of the Company and (ii) for the six months ended June 30, 1996 and 1997, which are derived from the unaudited financial statements of the Company which include, in the opinion of management of the Company, all normal recurring adjustments which management of the Company considers necessary for a fair statement of the results for such periods The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                       Three Months Ended June 30,                        Six Months Ended June 30,
                                -----------------------------------------             ----------------------------------
                                        1996                  1997                  1996                      1997
                                --------------------  --------------------  ---------------------  ---------------------------
                                                                            (UNAUDITED)              (UNAUDITED)

                                  AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT     PERCENT       AMOUNT        PERCENT
                                  ------    -------     ------    -------     ------     -------       ------        -------
Revenues......................  $ 2,291,171   100.0%  $ 3,423,760   100.0%  $ 4,239,707    100.0%      $ 6,010,982      100.0%
Cost of revenues..............    1,016,373    44.4%    1,473,773    43.0%    1,856,534     43.8%        2,659,857       44.2%
                                -----------   ------  -----------   ------  -----------    ------      -----------      ------
Gross profit..................    1,274,798    55.6%    1,949,987    57.0%    2,383,173     56.2%        3,351,125       55.8%
                                -----------   ------  -----------   ------  -----------    ------      -----------      ------
Operating expenses:
  Selling.....................      166,227     7.2%      159,966     4.7%      314,496      7.4%          292,095        4.9%
  General and administrative..      607,082    26.5%      903,464    26.4%    1,131,605     26.7%        1,599,080       26.6%
  Depreciation and
     amortization.............      130,108     5.7%      176,323     5.1%      221,444      5.2%          317,172        5.3%
                                -----------   ------  -----------   ------  -----------    ------      -----------      ------
Total operating expenses......      903,417    39.4%    1,239,753    36.2%    1,667,545     39.3%        2,208,347       36.8%
                                -----------   ------  -----------   ------  -----------    ------      -----------      ------
Income from operations........  $   371,381    16.2%  $   710,234    20.8%  $   715,628     16.9%      $ 1,142,778       19.0%
                                ===========   ======  ===========   ======  ===========    ======      ===========      ======

    During the three and six months ended June 30, 1997, LSI experienced a 3.1 percent and 3.9 percent decrease respectively in the price per specimen, compared to the three and six months ended June 30, 1996, principally due to increased price competition amongst providers of drug testing services, price per specimen being an important factor in obtaining and maintaining clients. Management of LSI closely monitors its price per specimen, the prices of its competitors and the costs of processing specimens to remain competitive, as well as profitable. As a result of the PLL Asset Purchase, the price per specimen increased by 3.9 percent during the six months ended June 30, 1997 as compared to December 31, 1996. However, there can be no assurance that price per specimen will not decline during 1997.

Comparison of Three-Month and Six-Month Periods Ended June 30, 1996 and 1997

    Revenues increased to $6,010,982 in the six months ended June 30, 1997 (the "1997 Interim Period"), from $4,239,707 in the six months ended June 30, 1996 (the "1996 Interim Period"), an increase of 41.8 percent. Revenues increased to $3,423,760 in the three months ended June 30, 1997 (the "1997 Second Quarter"), from $2,291,171 in the three months ended June 30, 1996 (the "1996 Second Quarter"), an increase of 49.4 percent. The increase in revenues was due to a
47.7 percent and 55.5 percent increase respectively in the number of specimens analyzed during the 1997 Interim Period as compared to the 1996 Interim Period and 1997 Second Quarter as compared to the 1996 Second Quarter, although partially offset by a decrease of 3.9 percent and 3.1 percent respectively in the average price per specimen. The increase in number of specimens analyzed was attributable to the PLL Asset Purchase as well as LSI's normal sales and marketing efforts. The decrease in the average price per specimen was principally due to increased price competition among providers of drug testing services, price per specimen being an important factor in obtaining and maintaining clients. As a result of the PLL Asset Purchase, the price per specimen increased by 3.9 percent during the six months ended June 30, 1997 as compared to December 31, 1997. However, there can be no assurance that price per specimen will not decline in 1997.

    Cost of revenues for the 1997 Interim Period and 1997 Second Quarter increased $803,323 and $457,400 from $1,856,534 in the 1996 Interim Period to $2,659,857 in 19976 Interim Period and from $1,016,373 in the 1996 Second Quarter to $1,473,773 in the 1997 Second Quarter, respectively. Gross profit on revenues decreased as a percentage of revenues from 56.2 percent in the 1996 Interim Period to 55.8 percent in 1997 Interim Period and increased as a percentage of revenues from 55.6 percent in the 1996 Second Quarter to 57.0 percent in the 1997 Second Quarter.

    Operating expenses increased from $1,667,545 in the 1996 Interim Period to $2,208,347 in the 1997 Interim Period and from $903,417 in the 1996 Second Quarter to $1,239,753 in the 1997 Second Quarter, an increase of 32.4 percent and 37.2 percent, respectively, and decreased as a percentage of revenues from
39.3 percent to 36.8 percent and 39.4 percent to 36.2 percent, respectively.
The increase in operating expenses was attributable to the increase in general and administrative expenses of $467,475 for the Interim Period and $296,382 for the Second Quarter while selling expense decreased by $22,401 for the Interim Period and by $6,261 for the Second Quarter and depreciation and amortization increased by $95,728 for the Interim Period and by $46,215 for the Second Quarter. The increase in general and administrative expenses was principally as a result of (i) an increase in executive officer compensation, (ii) the addition of several key positions at LSI and (iii) the addition of certain overhead costs associated with the PLL Asset Purchase. The decrease in selling expenses for the Interim Period was due to the temporary reduction in the sales force for part of the first quarter of 1997, although partially offset by the addition of one sales representative to assist in maintaining forensic clients acquired in the PLL Asset Purchase. Depreciation increased due to the addition of new laboratory equipment at LSI, while amortization increased due to the acquisition of PLL and the amortization of the PLL customer list.

    Income from operations increased from $715,628 in the 1996 Interim Period to $1,142,778 in the 1997 Interim Period, a 59.7 percent increase and from $371,381 in the 1996 Second Quarter to $710,234 in the 1997 Second Quarter a 91.2 percent increase. Operating income increased from 16.9 percent of revenues in the 1996 Interim Period to 19.0 percent of revenues in the 1997 Interim Period and from
16.2 percent of revenues in the 1996 Second Quarter to 20.8 percent of revenues in the 1997 Second Quarter.

    Interest expense increased from $29,325 in the 1996 Interim Period to $90,484 in 1997 Interim Period, a 208.6 percent increase, and from $18,832 in the 1996 Second Quarter to $53,608 in the 1997 Second Quarter. The increase in interest expense is a result of a capital lease agreement for certain laboratory equipment entered into late in the first quarter of 1996 and the bank loan associated with the PLL Asset Purchase. Interest income decreased from $19,672 in the 1996 Interim Period to $19,493 in the 1997 Interim Period and from $9,701 in the 1996 Second Quarter to $7,840 in the 1997 Second Quarter. Other income decreased from $507 in the 1996 Interim Period to $72 in the 1997 Interim Period and from $300 in the 1996 Second Quarter to a loss of $231 in the 1997 Second Quarter. Net income, after provision for income taxes, increased from $411,084 in the 1996 Interim Period to $622,616 in the 1997 Interim Period, a 51.5 percent increase and decreased from $208,837 in the 1996 Second Quarter to $388,613 in the 1997 Second Quarter, a 86.1 percent decrease.

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

    Income Taxes

    Income taxes accrued for the six months ended June 30, 1997, were based on an effective combined federal and state corporate income tax rate of approximately 40 percent of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities totaled $928,758 in the six months ended June 30, 1997, and $185,641 in the six months ended June 30, 1996. As of June 30, 1997, LSAI had a working capital deficit of ($51,823), compared to working capital of $1,002,712, at December 31, 1996. The working capital deficit is a result of the recording of the PLL Asset Purchase including the four future quarterly payments to be made. In the event the Company's revenues increase as anticipated by management of the Company, the Company's working capital requirements will also increase and such requirements may exceed the net cash provided by operating activities and require that cash be used in operating activities from sources other than operations, including the available cash and cash equivalents (which were $703,157 at June 30, 1997) and borrowing. The increase in cash used in operations will principally be due to the timing differential between Company's payment for materials and services to its suppliers and employee work force, and the time at which the Company receives payment from its customers.

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

FUTURE OPERATIONS AND LIQUIDITY

    On December 3, 1996, LSI purchased a building to be renovated for its new laboratory. The purchase was financed by a note payable to the seller due on June 3, 1997, with no stated interest rate. This note has been classified as long-term based on a written commitment from a bank to refinance the purchase and construction costs up to the lesser of 80% of appraised value or cost, not to exceed $720,000. On July 2, 1997, LSI entered into a loan agreement with Hibernia National Bank (the "bank") for a term loan of up to $720,000 to refinance the purchase and construction of its new laboratory. The loan was fully advanced upon execution of the loan agreement and the December 3, 1996 note payable was paid in full with a portion of the proceeds. The bank note is payable monthly with the first 36 consecutive principal and interest payments of approximately $9,811, then 23 consecutive principal and interest payments of approximately $6,007, and a final payment due on July 2, 2002 of approximately $484,666. The loan bears interest at the rate of 8.65 per annum.

    On January 31, 1997, the Company acquired from Pathology Laboratories, Ltd. ("PLL") certain intangible assets pursuant to an Asset Purchase Agreement dated
January 31, 1997 (the "Purchase Agreement").   Pursuant to the Purchase
Agreement, (i) the Company paid $1,600,000 at closing and (ii) the Company assumed the obligations of PLL under a certain lease, dated September 16, 1996, which requires monthly base rental payments of $2,083 and which expires on September 16, 1999. Furthermore, the Company is required to make four additional quarterly installment payments to PLL within 60 days following the end of each three-month period during the twelve months ending January 31, 1998. These quarterly payments are based on 90 percent of gross revenues directly attributable to each customer comprising the customer base of PLL for the year ending January 31, 1998, exceeding $1,600,000. The gross revenues attributable to this customer base for the year ended December 31, 1996, were approximately $3,200,000.

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

PART II-OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS

    Other than the pending litigation previously reported in the Annual Report on Form 10-KSB filed with the Commission on April 22, 1997, LSAI does not have any pending litigation. In the ordinary course of its business, LSI from time to time is sued by individuals who have tested positive for drugs of abuse. To date, LSI has not experienced any material liability related to these claims, although there can be no assurance that LSI will not at some time in the future experience significant liability in connection with such claims. Based upon the prior successful defense of similar-type litigation, LSI believes they have valid defenses to the plaintiffs claims in all pending litigation, and LSI intends to vigorously defend themselves in such litigation. LSI is not currently a defendant party in any other legal proceedings other than routine litigation that is incidental to the business of LSI, and management of LSI believes the outcome of such legal proceedings will not have a material adverse effect upon the results of operations or financial condition of LSI . Furthermore, management of LSI believes that the liability coverage is adequate with respect to the pending litigation and, in general, for the business of LSI.

    ITEM 2.  CHANGES IN SECURITIES

             Not applicable.

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

    ITEM 5.  OTHER INFORMATION

             Not applicable

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits:

                    Exhibit No.

                            10.1 Loan Agreement between Hibernia National Bank and Laboratory Specialists, Inc., dated July 2, 1997

                            10.2 Promissory note issued by Laboratory Specialists, Inc. to Hibernia National Bank, dated July 2, 1997

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



                                             LABORATORY SPECIALISTS OF
                                                    AMERICA, INC.
                                                    (Registrant)



Date:  August 12, 1997                       By: /s/ Arthur R. Peterson, Jr.
                                             -------------------------------
                                                  Arthur R. Peterson, Jr.
                                                        Treasurer

                               INDEX TO EXHIBITS



                                                              SEQUENTIALLY
                                                                NUMBERED
EXHIBIT NO.           EXHIBIT                                     PAGE
-----------           -------                                  ------------
   10.1          Loan Agreement between Hibernia
                 National Bank and Laboratory
                 Specialists, Inc., dated July 2, 1997             17

   10.2          Promissory note issued by Laboratory
                 Specialists, Inc. to Hibernia National
                 Bank, dated July 2, 1997                          37

   27            Financial Data Schedules                          41



--------------------------------------------------------------------------------