Form 10QSB
period 1997-09-30
LABORATORY SPECIALISTS OF AMERICA INC
filed 1997-11-07
CIK 925052

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                             (405) 232-9800
                      (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                               ---       ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____ No___


APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 7, 1997, 4,857,318 shares of issuer's Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes ____  No X
                                                                        ---



                                       Total Sequentially Numbered Pages is   28
                                                                              --

                    Index to Exhibits Appears on Sequentially Numbered Page   16
                                                                              --

                    LABORATORY SPECIALISTS OF AMERICA, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB


PART I-FINANCIAL INFORMATION                                                                          Page
                                                                                                      ----
ITEM 1.             FINANCIAL STATEMENTS
                     Consolidated Balance Sheets
                          September 30, 1997(Unaudited), and December 31, 1996.........................  3

                     Consolidated Statements of Income (Unaudited)
                          Three and Nine Months Ended September 30, 1996 and 1997......................  5

                     Consolidated Statements of Cash Flows (Unaudited)
                          Nine Months Ended September 30, 1996 and 1997................................  6

                     Notes to Consolidated Financial Statements (Unaudited)............................  7

 ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS.......................................... 10

PART II-OTHER INFORMATION

 ITEM 1.             LEGAL PROCEEDINGS................................................................. 14

 ITEM 2.             CHANGES IN SECURITIES............................................................. 14

 ITEM 3.             DEFAULTS UPON SENIOR SECURITIES................................................... 14

 ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................... 14

 ITEM 5.             OTHER INFORMATION................................................................. 14

 ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K.................................................. 15

SIGNATURES............................................................................................. 15


PART I-FINANCIAL STATEMENTS
ITEM 1.             FINANCIAL STATEMENTS

            LABORATORY SPECIALISTS OF AMERICA, INC. AND  SUBSIDIARY
            -------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                DECEMBER 31,     SEPTEMBER 30,
                                                                    1996             1997
                                                                ------------     -------------
                                                                                  (Unaudited)
                            ASSETS
                            ------

CURRENT ASSETS:
  Cash and cash equivalents.....................................  $  727,381     $   595,195
  Accounts receivable, net of allowances of $597,499
    in 1996 and $614,673 in 1997................................   1,696,744       2,595,861
  Income tax refund receivable..................................     312,664              --
  Inventories...................................................      99,754         110,913
  Prepaid expenses and other....................................     146,859         641,395
  Deferred tax asset............................................     211,078         211,078
                                                                  ----------     -----------

    Total current assets........................................   3,194,480       4,154,442
                                                                  ----------     -----------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $900,648 in 1996 and $1,040,240 in 1997.......   1,592,599       2,335,490
                                                                  ----------     -----------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $171,355 in......   2,663,850       2,493,620
    1996 and $247,803 in 1997
  Customer list, net of accumulated amortization of $216,429
    in 1996, and $437,082 in 1997...............................   1,863,061       4,307,820
  Deferred costs................................................      80,818          35,533
                                                                  ----------     -----------

    Total other assets..........................................   4,607,729       6,836,973
                                                                  ----------     -----------

    Total assets................................................  $9,394,808     $13,326,905
                                                                  ==========     ===========





            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

            LABORATORY SPECIALISTS OF AMERICA, INC. AND  SUBSIDIARY
            -------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                            DECEMBER  31,   SEPTEMBER 30,
                                                                              1996             1997
                                                                            -------------   -------------
                                                                                             (Unaudited)

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
  Accounts payable....................................................         $  521,705     $ 1,063,217
  Accrued income tax..................................................                 --         188,250
  Accrued payroll.....................................................            300,103         623,742
  Accrued expenses....................................................             57,310          77,554
  Accrued customer list costs.........................................                 --         441,728
  Short-term debt.....................................................            410,293          89,279
  Current portion of long-term debt...................................            118,085         518,734
  Obligations from discontinued operations............................            784,272         210,160
                                                                               ----------     -----------

    Total current liabilities.........................................          2,191,768       3,212,664
                                                                               ----------     -----------

LONG-TERM DEBT, net of current portion................................          1,245,690       2,491,780
                                                                               ----------     -----------

DEFERRED INCOME TAXES.................................................            307,100         307,100
                                                                               ----------     -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Common stock, $0.001 par value, 20,000,000 shares authorized,
    3,313,405 shares issued and outstanding at 12/31/96 and...........              3,313           3,694
     3,694,498 shares issued and outstanding at 9/30/97
  Paid in capital in excess of par, common stock......................          5,366,027       5,947,172
  Retained earnings...................................................            280,910       1,364,495
                                                                               ----------     -----------

    Total stockholders' equity........................................          5,650,250       7,315,361
                                                                               ----------     -----------

    Total liabilities and stockholders' equity........................         $9,394,808     $13,326,905
                                                                               ==========     ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

            LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARY
            ------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

UNAUDITED
---------



                                             FOR THE THREE    FOR THE THREE    FOR THE NINE     FOR THE NINE
                                             MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                            SEPT. 30, 1996   SEPT. 30, 1997   SEPT. 30, 1996   SEPT. 30, 1997
                                            ---------------  ---------------  ---------------  ---------------

REVENUES                                        $2,292,705       $3,538,050       $6,532,412       $9,549,032
                                                ----------       ----------       ----------       ----------

COST OF LABORATORY SERVICES                        959,810        1,586,256        2,816,344        4,246,113
                                                ----------       ----------       ----------       ----------

  Gross profit                                   1,332,895        1,951,794        3,716,068        5,302,919
                                                ----------       ----------       ----------       ----------

OPERATING EXPENSES:
  Selling                                          148,333          166,126          462,829          458,221
  General and administrative                       616,774          772,655        1,748,379        2,371,735
  Depreciation and amortization                    136,902          184,058          358,346          501,230
                                                ----------       ----------       ----------       ----------

    Total operating expenses                       902,009        1,122,839        2,569,554        3,331,186
                                                ----------       ----------       ----------       ----------

    Income from operations                         430,886          828,955        1,146,514        1,971,733
                                                ----------       ----------       ----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (20,059)         (61,983)         (49,384)        (152,467)
  Interest income                                   10,882           17,619           30,554           37,112
  Other income                                      50,340            1,058           50,847            1,130
                                                ----------       ----------       ----------       ----------

    Total other income (expense)                    41,163          (43,306)          32,017         (114,225)
                                                ----------       ----------       ----------       ----------

    Income before income taxes                     472,049          785,649        1,178,531        1,857,508

INCOME TAX EXPENSE                                 188,354          324,680          483,752          773,923
                                                ----------       ----------       ----------       ----------

    Net income                                  $  283,695       $  460,969       $  694,779       $1,083,585
                                                ==========       ==========       ==========       ==========

PRIMARY EARNINGS PER SHARE:
Weighted Average Number Of Common Stock
And Common Stock Equivalents Outstanding         3,313,405        3,464,014        3,313,887        3,403,693
                                                ==========       ==========       ==========       ==========

Net Income Per Common Stock And
Common Stock Equivalents                              $.09             $.13             $.21             $.32
                                                ==========       ==========       ==========       ==========

FULLY DILUTED EARNINGS PER SHARE:
Weighted Average Number OF Common Stock
And Common Stock Equivalents Outstanding         3,824,205        4,024,120        3,973,491        3,866,119
                                                ==========       ==========       ==========       ==========

Net Income Per Common Stock And
Common Stock Equivalents                              $.07             $.11             $.17             $.28
                                                ==========       ==========       ==========       ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

            LABORATORY SPECIALISTS  OF AMERICA,  INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       FOR THE NINE     FOR THE NINE
                                                       MONTHS ENDED     MONTHS ENDED

                                                      SEPT. 30, 1996   SEPT. 30, 1997
                                                      ---------------  ---------------
                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $   694,779      $ 1,083,585
  Adjustments to reconcile net income to net cash
    provided by operating activities -
      Depreciation and amortization                          358,346          501,230
      Provision for bad debts and other                       80,000           17,175
      Impact of changes in assets and liabilities:
          Accounts receivable                               (625,232)        (916,292)
          Inventories                                         26,890          (11,159)
          Income tax receivable (payable)                    158,030          500,914
          Prepaid expenses and other                        (147,383)          47,356
          Accounts payable and accrued expenses              (25,824)         373,918
                                                         -----------      -----------
      Net cash provided by operating activities              519,606        1,596,727
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (100,718)        (913,498)
  Purchase of NPLI Stock, net of cash acquired            (1,022,597)              --
  Purchase of PLL Customer List                                   --       (2,215,210)
  Acquisition costs                                         (252,422)         (99,587)
                                                         -----------      -----------
      Net cash  used in investing
                                                      --------------   --------------
        activities                                        (1,375,737)      (3,228,295)
                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowings                         (551,425)        (452,554)
  Payments on long-term borrowings                           (91,638)        (323,261)
  Proceeds from long-term borrowings                              --        2,385,485
  Warrant offering costs                                          --         (110,288)
                                                         -----------      -----------
      Net cash (used in) provided by financing
        activities                                          (643,063)       1,499,382
                                                         -----------      -----------

DECREASE IN CASH AND CASH  EQUIVALENTS                    (1,499,194)        (132,186)
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, beginning
  of period                                                2,411,051          727,381
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                 $   911,857      $   595,195
                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest               $    46,290      $   152,467
                                                         ===========      ===========
  Cash paid during the period for taxes                  $   377,564      $   521,000
                                                         ===========      ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

            LABORATORY SPECIALISTS OF AMERICA,  INC. AND SUBSIDIARY
            -------------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

(INFORMATION FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996, AND SEPTEMBER 30, 1997, IS UNAUDITED.)

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

2.  PLL ASSET PURCHASE

On January 31, 1997, the Company acquired from Pathology Laboratories, Ltd., a Mississippi corporation ("PLL"), certain intangible assets pursuant to an Asset Purchase Agreement dated January 31, 1997 (the "PLL Purchase Agreement"). The assets purchased included the customer list of PLL and all contracts, contract rights and agreements, correspondence with the customers for which PLL has provided forensic drug testing services, and all assets owned by PLL used in connection with the PLL office in Greenville, South Carolina.

Pursuant to the PLL Purchase Agreement, (i) the Company paid $1,600,000 at closing and (ii) the Company assumed the obligations of PLL under a certain Lease between Edith Schlien and PLL, dated September 16, 1996, covering approximately 2,500 square feet of office space located in Greenville, South Carolina, which requires monthly base rental payments of $2,083 and which expires on September 16, 1999. Furthermore, the Company agreed to make four additional installment payments to PLL within 60 days following the end of each three month period during the 12 months ending January 31, 1998, as follows:
(i) the first installment payment being equal to 75 percent of Forensic Testing Revenues (as defined below) during the first three month period ending April 30, 1997, in excess of $400,000; (ii) the second installment payment being equal to 75 percent of Forensic Testing Revenues during the six month period ending July 31, 1997, in excess of the aggregate sum of the prior installment payment and $800,000, (iii) the third installment payment being equal to 85 percent of Forensic Testing Revenues during the nine month period ending October 30, 1997, in excess of the aggregate sum of the prior installment payments and $1,200,000, and (iv) the fourth installment being equal to Forensic Testing Revenues during the 12 month period ended January 31, 1998, in excess of the aggregate sum of the prior installment payments and $1,600,000. Under the PLL Purchase Agreement, "Forensic Testing Revenues" are defined as the gross revenues during the calendar quarter or 12 month period ending January 31, 1998, directly attributable to each customer comprising the customer base of PLL acquired by the Company. As of September 30, 1997, total payments of $518,272 were recorded as reductions in the liability owed to PLL for the first and second installments. These payments consisted of $342,404 in cash paid from June 30, 1997 through September 30, 1997 plus $175,868 in advances and other costs previously paid.

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

6.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In connection with the Pathology Laboratories, Ltd. Purchase (see Item 2), LSI has recorded a liability of $960,000 based upon estimated future quarterly payments. As of September 30, 1997, total payments of $518,272 were recorded as reductions in the liability owed to PLL for the first and second installments.

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

The above transactions, except the monthly payment to the vendor and the reductions in the liability owed to PLL, are non-cash transactions and have been excluded from the accompanying statements of cash flows.

On September 3, 1997, the Company elected to redeem the 1994 warrants for $.01 per warrant at 5:00 p.m., New York City time, on October 14, 1997. Each of the 1994 warrants were exercisable on or before the redemption date for the purchase of two shares of Common Stock at the price of $2.00 per share. As of September 30, 1997, 136,480 warrants had been exercised and 277,760 shares issued. In total, the Company issued 1,440,580 shares of Common Stock in connection with the 720,290 warrants that were exercised and received approximately $2,500,000 in net proceeds from the warrant redemption. The proceeds of the warrant redemption through September 30, 1997 have been recorded as a receivable, thus the effect of this transaction recorded by LSAI has been excluded from the accompanying statements of cash flows

7.  ACCOUNTING PRONOUNCEMENTS

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

In June, 1997, the FASB issued SFAS No. 130, which requires that all items required to be recognized under accounting standards as components of comprehensive income, consisting of both net income and those items that bypass the income statement and are reported in a balance within a separate component of stockholders' equity, be reported in a financial statement that is displayed with the same prominence as other financial statements. The company does not believe that comprehensive income will differ materially from net income.

8.  SUBSEQUENT EVENTS

On September 16, 1997, a letter of intent was entered into between Laboratory Specialists of America, Inc. and the shareholders of Accu-Path Medical Laboratory, Inc. that confirms in principle an agreement pursuant to which Laboratory Specialists of America, Inc. will acquire certain assets of Accu-Path Medical Laboratory. The agreement is subject to the execution of a definitive agreement and due diligence.

On October 1, 1997, the Company granted 340,000 stock options for the purchase of the Common Stock of Laboratory Specialists of America, Inc. to certain officers, directors and employees. The stock options have an exercise price of $3.18 per share, which represented the fair market value on October 1, 1997, and are exercisable at any time after April 1, 1998, for a period of ten years from the date of issue.

On October 14, 1997, the Company issued 144,058 warrants to Barber & Bronson, Incorporated (and/or its assigns and designees), the Managing Agent for the Company's redemption of the 1994 warrants. The warrants are for the purchase of Common Stock at an exercise price of $2.20 per share, subject to adjustment, and are exercisable for a period of three years from the date of issue.

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

Pursuant to the PLL Purchase Agreement, (i) the Company paid $1,600,000 at closing and (ii) the Company assumed the obligations of PLL under a certain Lease between Edith Schlien and PLL, dated September 16, 1996, covering approximately 2,500 square feet of office space located in Greenville, South Carolina, which requires monthly base rental payments of $2,083 and which expires on September 16, 1999. Furthermore, the Company agreed to make four additional installment payments to PLL within 60 days following the end of each three month period during the 12 months ending January 31, 1998, as follows:
(i) the first installment payment being equal to 75 percent of Forensic Testing Revenues (as defined below) during the first three month period ending April 30, 1997, in excess of $400,000; (ii) the second installment payment being equal to 75 percent of Forensic Testing Revenues during the six month period ending July 31, 1997, in excess of the aggregate sum of the prior installment payment and $800,000, (iii) the third installment payment being equal to 85 percent of Forensic Testing Revenues during the nine month period ending October 30, 1997, in excess of the aggregate sum of the prior installment payments and $1,200,000, and (iv) the fourth installment being equal to Forensic Testing Revenues during the 12 month period ended January 31, 1998, in excess of the aggregate sum of the prior installment payments and $1,600,000. Under the PLL Purchase Agreement, "Forensic Testing Revenues" are defined as the gross revenues during the calendar quarter or 12 month period ending January 31, 1998, directly attributable to each customer comprising the customer base of PLL acquired by the Company.

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

RESULTS OF OPERATIONS

  The following table sets forth selected results of operations for (i) the three months ended September 30, 1996 and 1997, which are derived from the unaudited financial statements of the Company and (ii) for the nine months ended September 30, 1996 and 1997, which are derived from the unaudited financial statements of the Company which include, in the opinion of management of the Company, all normal recurring adjustments which management of the Company considers necessary for a fair statement of the results for such periods The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                   Three Months Ended September 30,                     Nine Months Ended September 30,
                                --------------------------------------           ------------------------------------------
                                      1996                 1997                      1996                     1997
                                --------------      ------------------      ---------------------     ---------------------
                             (UNAUDITED)            (UNAUDITED)            (UNAUDITED)             (UNAUDITED)

                               AMOUNT     PERCENT     AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT        PERCENT
                               ------     -------     ------     -------      ------     -------      ------     ----------
Revenues                     $2,292,705     100.0%  $3,538,050     100.0%   $6,532,412     100.0%   $9,549,032        100.0%
Cost of revenues                959,810      41.9%   1,586,256      44.8%    2,816,344      43.1%    4,246,113         44.5%
                             ----------     -----   ----------     -----    ----------     -----    ----------        -----
Gross profit                  1,332,895      58.1%   1,951,794      55.2%    3,716,068      56.9%    5,302,919         55.5%
                             ----------     -----   ----------     -----    ----------     -----    ----------        -----
Operating expenses:
  Selling                       148,333       6.5%     166,126       4.7%      462,829       7.1%      458,221          4.8%
  General and                   616,774      26.9%     772,655      21.8%    1,748,379      26.8%    2,371,735         24.8%
   administrative
  Depreciation and
     amortization               136,902       5.9%     184,058       5.2%      358,346       5.4%      501,230          5.3%
                             ----------     -----   ----------     -----    ----------     -----    ----------        -----
Total operating expenses        902,009      39.3%   1,122,839      31.7%    2,569,554      39.3%    3,331,186         34.9%
                             ----------     -----   ----------     -----    ----------     -----    ----------        -----
Income from operations       $  430,886      18.8%  $  828,955      23.5%   $1,146,514      17.6%   $1,971,733         20.6%
                             ==========     =====   ==========     =====    ==========     =====    ==========        =====

  During the three and nine months ended September 30, 1997, LSI experienced a
1.3 percent and 3.2 percent decrease respectively in the price per specimen, compared to the three and nine months ended September 30, 1996, principally due to increased price competition amongst providers of drug testing services, price per specimen being an important factor in obtaining and maintaining clients. Management of LSI closely monitors its price per specimen, the prices of its competitors and the costs of processing specimens to remain competitive, as well as profitable. As a result of the PLL Asset Purchase, the price per specimen increased by 1.6 percent during the nine months ended September 30, 1997 as compared to December 31, 1996. However, there can be no assurance that price per specimen will not decline during 1997.

Comparison of Three-Month and Nine-Month Periods Ended September 30, 1996 and
1997

  Revenues increased to $9,549,032 in the nine months ended September 30, 1997 (the "1997 Interim Period"), from $6,532,412 in the nine months ended September 30, 1996 (the "1996 Interim Period"), an increase of 46.2 percent. Revenues increased to $3,538,050 in the three months ended September 30, 1997 (the "1997 Third Quarter"), from $2,292,705 in the three months ended September 30, 1996 (the "1996 Third Quarter"), an increase of 54.3 percent. The increase in revenues was due to a 51.2 percent and 57.5 percent increase respectively in the number of specimens analyzed during the 1997 Interim Period as compared to the 1996 Interim Period and 1997 Third Quarter as compared to the 1996 Third Quarter, although partially offset by a decrease of 3.2 percent and 1.3 percent, respectively in the average price per specimen. The increase in number of specimens analyzed was attributable to the PLL Asset Purchase as well as LSI's normal sales and marketing efforts. The decrease in the average price per specimen was principally due to increased price competition among providers of drug testing services, price per specimen being an important factor in obtaining and maintaining clients.

  Cost of revenues for the 1997 Interim Period and 1997 Third Quarter increased $1,429,769 and $626,446 from $2,816,344 in the 1996 Interim Period to $4,246,113 in 1997 Interim Period and from $959,810 in the 1996 Third Quarter to $1,586,256 in the 1997 Third Quarter, respectively. Gross profit on revenues decreased as a percentage of revenues from 56.9 percent in the 1996 Interim Period to 55.5 percent in 1997 Interim Period and from 58.1 percent in the 1996 Third Quarter to 55.2 percent in the 1997 Third Quarter.

  Operating expenses increased from $2,569,554 in the 1996 Interim Period to $3,331,186 in the 1997 Interim Period and from $902,009 in the 1996 Third Quarter to $1,122,839 in the 1997 Third Quarter, an increase of 29.6 percent and
24.5 percent, respectively, and decreased as a percentage of revenues from 39.3 percent to 34.9 percent and 39.3 percent to 31.7 percent, respectively. The increase in operating expenses was attributable to the increase in general and administrative expenses of $623,356 for the Interim Period and $155,881 for the Third Quarter while selling expense decreased by $4,608 for the Interim Period but increased by $17,793 for the Third Quarter and depreciation and amortization increased by $142,884 for the Interim Period and by $47,156 for the Third Quarter. The increase in general and administrative expenses was principally a result of (i) an increase in executive officer compensation, (ii) the addition of several key positions at LSI and (iii) the addition of certain overhead costs associated with the PLL Asset Purchase. The decrease in selling expenses for the Interim Period was due to the temporary reduction in the sales force for part of the first quarter of 1997, although partially offset by the addition of one sales representative to assist in maintaining forensic clients acquired in the PLL Asset Purchase. Depreciation increased due to the renovation of the new laboratory and purchase of additional equipment at LSI, while amortization increased due to the acquisition of PLL and the amortization of the PLL customer list.

  Income from operations increased from $1,146,514 in the 1996 Interim Period to $1,971,733 in the 1997 Interim Period, a 72.0 percent increase and from $430,886 in the 1996 Third Quarter to $828,955 in the 1997 Third Quarter a 92.4 percent increase. Operating income increased from 17.6 percent of revenues in the 1996 Interim Period to 20.6 percent of revenues in the 1997 Interim Period and from
18.8 percent of revenues in the 1996 Third Quarter to 23.5 percent of revenues in the 1997 Third Quarter.

  Interest expense increased from $49,384 in the 1996 Interim Period to $152,467 in 1997 Interim Period, a 208.7 percent increase, and from $20,059 in the 1996 Third Quarter to $61,983 in the 1997 Third Quarter, a 209.0 percent increase. The increase in interest expense is a result of a capital lease agreement for certain laboratory equipment entered into late in the first quarter of 1996 and the bank loans associated with the PLL Asset Purchase and the purchase and renovation of the new laboratory building. Interest income increased from $30,554 in the 1996 Interim Period to $37,112 in the 1997 Interim Period and from $10,882 in the 1996 Third Quarter to $17,619 in the 1997 Third Quarter. Other income decreased from $50,847 in the 1996 Interim Period to $1,130 in the 1997 Interim Period and from $50,340 in the 1996 Third Quarter to $1,058 in the 1997 Third Quarter. Net income, after provision for income taxes, increased from $694,779 in the 1996 Interim Period to $1,083,585 in the 1997 Interim Period, a 56.0 percent increase and from $283,695 in the 1996 Third Quarter to $460,969 in the 1997 Third Quarter, a 62.5 percent increase.

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

 Income Taxes

  Income taxes accrued for the nine months ended September 30, 1997, were based on an effective combined federal and state corporate income tax rate of approximately 40 percent of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaled $1,596,727 in the nine months ended September 30, 1997, and $519,606 in the nine months ended September 30, 1996. As of September 30, 1997, LSAI had working capital of $941,778, compared to working capital of $1,002,712, at December 31, 1996. In the event the Company's revenues increase as anticipated by management of the Company, the Company's working capital requirements will also increase and such requirements may exceed the net cash provided by operating activities and require that cash be used in operating activities from sources other than operations, including the available cash and cash equivalents (which were $595,195 at September 30, 1997) and borrowing. The increase in cash used in operations will principally be due to the timing differential between Company's payment for materials and services to its suppliers and employee work force, and the time at which the Company receives payment from its customers.

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

  On September 3, 1997, the Company elected to redeem the 1994 warrants for $.01 per warrant. The Company issued 1,440,580 shares of Common Stock in connection with the 720,290 warrants that were exercised and received approximately $2,500,000 in net proceeds from the warrant redemption.

FUTURE OPERATIONS AND LIQUIDITY

  On December 3, 1996, LSI purchased a building to be renovated for its new laboratory. The purchase was financed by a note payable to the seller due on June 3, 1997, with no stated interest rate. On July 2, 1997, LSI entered into a loan agreement with Hibernia National Bank (the "bank") for a term loan of up to $720,000 to refinance the purchase and construction of its new laboratory. The loan was fully advanced upon execution of the loan agreement and the December 3, 1996 note payable was paid in full with a portion of the proceeds. The bank note is payable monthly with the first 36 consecutive principal and interest payments of approximately $9,811, then 23 consecutive principal and interest payments of approximately $6,007, and a final payment due on July 2, 2002 of approximately $484,666. The loan bears interest at the rate of 8.65 percent per annum.

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

ITEM 5.   OTHER INFORMATION

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits:

             Exhibit No.
             -----------

               10.1     Employment Agreement with John Simonelli, dated
                         September 26, 1997.

               10.2 Employment Agreement with Larry E. Howell, dated September 26, 1997.

               10.3 Employment agreement between Arthur R. Peterson, Jr. and Laboratory Specialists, Inc., dated September 26, 1997.

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



                                    LABORATORY SPECIALISTS OF
                                         AMERICA, INC.
                                           (Registrant)



Date: November 7, 1997              By: /s/ Arthur R. Peterson, Jr.
                                    ---------------------------
                                       Arthur R. Peterson, Jr.
                                            Treasurer

                               INDEX TO EXHIBITS
                               -----------------


EXHIBIT NO.                       EXHIBIT                                           PAGE
-----------                       -------                                           ----

 10.1               Employment Agreement with
                    John Simonelli, dated September 26, 1997                          17

 10.2               Employment Agreement with
                    Larry E. Howell, dated September 26, 1997                         21

 10.3               Employment Agreement between
                    Arthur R. Peterson, Jr. and Laboratory
                    Specialists, Inc., dated September 26, 1997                       25

 27                 Financial Data Schedules                                          29



------------------------------------------------