Form 10KSB
period 1997-12-31
LABORATORY SPECIALISTS OF AMERICA INC
filed 1998-03-31
CIK 925052

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________________to_________________.

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

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has
been subject to such filing requirements for the past 90 days.  Yes  X    No
                                                                    ---      ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /
Issuer's revenues for its most recent fiscal year was $12,836,953.
The aggregate market value of the voting stock held by non-affiliates based upon the average bid and asked prices of such stock as of March 26, 1998, was $20,289,679.
The number of outstanding of Common Stock as of March 23, 1998, was 4,924,818.

                     TRANSITIONAL SMALL BUSINESS DISCLOSURE
                              FORMAT (CHECK ONE):
                                 Yes      No  X
                                     ---     ---
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I
Item 1.   Description of Business                                             1
          Background                                                          1
          Business                                                            3
          Industry Background                                                 4
          Expansion Strategy                                                  4
          Drug Testing Operations                                             6
          Contractual Arrangements                                            7
          Insurance Coverage                                                  7
          Competition                                                         8
          Certification and Government Regulation                             8
          Other Regulation                                                    8
          Environmental Matters                                               9
          Employees                                                           9
Item 2.   Description of Property                                             9
Item 3.   Legal Proceedings                                                   9
Item 4.   Submission of Matters to a Vote of Security Holders                10

Part II
Item 5.   Market for Common Equity and Related Stockholders Matters          10
Item 6.   Management's Discussion and Analysis or Plan of Operation          10
          Plan of Operation                                                  10
          Results of Operations                                              11
          Liquidity and Capital Resources                                    15
          Future Operations and Liquidity                                    15
          Future Assessment of Recoverability and Impairment of Goodwill
           and Customer List                                                 16
Item 7.   Financial Statements                                               16
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               17

Part III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                 17
Item 10.  Executive Compensation                                             19
          Aggregate Option Grants and Exercises in 1997 and Year-End
           Options Values                                                    19
          Compensation of Directors                                          20
          Employment Arrangements                                            20
          1994 Stock Option Plan                                             21
          1997 Non-Qualified Stock Option Plan                               21
          Officer and Director Liability                                     22
Item 11.  Security Ownership of Certain Beneficial Owners and Management     23
Item 12.  Certain Relationships and Related Transactions                     23
Item 13.  Exhibits and Reports on Form 8-K                                   24
          (a)  Exhibits                                                      24
          (b)  Reports on Form 8-K                                           25

          CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING INFORMATION

     Certain statements under the captions "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and the documents incorporated herein by reference constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of Laboratory Specialists of America, Inc., or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither Laboratory Specialists of America, Inc. nor any other person assumes responsibility for the accuracy and completeness of these statements.

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

     LSAI was incorporated in Oklahoma on March 24, 1994, and its executive offices are located at 101 Park Avenue, Suite 810, Oklahoma City, Oklahoma 73102 and its telephone number is (405) 232-9800. LSI was incorporated in 1978 in Louisiana, and its executive offices and laboratory are located at 1111 Newton Street, Gretna, Louisiana 70053, which is near New Orleans, and its telephone numbers are (504) 361-8989 and (800) 433-3823.

BACKGROUND

     PETERSON SHARE EXCHANGE. In April 1994, LSI issued 706,244 shares of LSI Preferred Stock to MBf USA, Inc. ("MBf USA") with a stated value of $1.00 per share, and pursuant to a Stock Exchange Agreement, MBf USA transferred to Arthur R. Peterson, Jr. all of the outstanding common stock of LSI in exchange for 1,300,000 shares of the common stock of MBf USA (having a market value of $1,178,125), and, effective February 23, 1994, LSI issued a promissory note (the "MBf USA Promissory Note") in the principal amount of $353,123 to MBf USA, which resulted in LSI ceasing to be a wholly-owned subsidiary of MBf USA (the "Peterson Share Exchange"). The MBf Promissory Note bears interest at the rate of seven percent per annum and becomes due and payable on February 23, 1999. The acquisition of the LSI common stock by Mr. Peterson was accounted for under the purchase method of accounting. The purchase price exceeded the fair market value of the net tangible assets of LSI by approximately

$1,565,000 and represented a material payment for goodwill, an intangible asset, which is being amortized over 40 years.

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

     NDAC ASSET PURCHASE. On December 1, 1994, the Company acquired from National Drug Assessment Corporation ("NDAC") certain intangible assets pursuant to an Asset Purchase Agreement, dated November 30, 1994, ("NDAC Asset Purchase"). The assets purchased included the customer list of NDAC and certain other intangible assets (the "NDAC Purchased Assets"). In connection with the acquisition of the NDAC Purchased Assets, the Company (i) paid $750,000 and issued and delivered 189,000 shares of Common Stock and
(ii) assumed the obligations of NDAC under an office lease agreement. The $1,070,940 purchase price of the NDAC Purchased Assets was allocated entirely to the customer list, which was recorded as an intangible asset, which is being amortized over 15 years.

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

     Pursuant to the Purchase Agreement, the Company agreed to pay (i) $1,585,000 for the NPLI Stock (the "NPLI Stock Purchase Price") of which $1,075,000 was paid at closing to the shareholders of NPLI (the "NPLI Shareholders"), two unsecured promissory notes (the "Promissory Notes"), in the aggregate adjusted face value of $510,000, were issued and delivered to the NPLI Shareholders, and NPLI conveyed to the NPLI shareholders an office building and NPLI's leasehold interest in the real property on which the office building is located and affixed at an agreed market value of $75,000, and (ii) $140,000 for the NPLI Goodwill payable in 24 monthly installments commencing on February 1, 1996.

     Pursuant to the NPLI Purchase Agreement, the aggregate principal amount of the Promissory Notes was reduced to $510,000 effective January 2, 1996, further reduced by principal payments, and pursuant to the Settlement Agreement and General Release dated August 25, 1997, the Company issued and delivered to the former NPLI shareholders 103,333 shares of Common Stock on August 28, 1997, in full payment and elimination of the Promissory Notes. Furthermore, pursuant to the NPLI Purchase Agreement, (i) the Company paid certain NPLI shareholder loans in the aggregate amount of $275,000 and (ii) entered into a certain First Amendment of Lease Agreement with DJ Associates, a general partnership of which the NPLI Shareholders are the general partners, and pursuant to which the Company and NPLI leased certain office and laboratory facilities for a term of six months and agreed to pay monthly rent of $3,000. The total purchase price of approximately $3,400,000 was recorded as intangible assets.

     The Company consolidated and assimilated the forensic drug testing operations of NPLI with those of LSI during the first quarter of 1996. The Company discontinued the clinical testing and analysis operations of NPLI during the fourth quarter of 1996 after several attempts to dispose of the clinical testing and analysis operations.

     PLL ASSET PURCHASE.   On January 31, 1997, LSAI acquired from Pathology
Laboratories, Ltd., a Mississippi corporation ("PLL"), certain forensic drug testing assets (the "PLL Asset Purchase") pursuant to an Asset Purchase Agreement dated January 31, 1997 (the "PLL Purchase Agreement"). The assets purchased included the customer list of PLL and all related assets, and all assets owned by PLL used in connection with the PLL office in Greenville, South Carolina. Pursuant to the Purchase Agreement, LSAI (i) paid $1,600,000 at closing and $765,601 in four quarterly installments during the 12-month period ended January 31, 1998, and (ii) assumed the obligations of PLL under a certain Lease between Edith Schlien and PLL, dated September 16, 1996, covering approximately 2,500 square feet of office space located in Greenville, South Carolina, which requires monthly base rental payments of $2,083 and which expires on September 16, 1999.

     WARRANT REDEMPTION. In October 1997, LSAI completed the redemption of its outstanding 1994 Warrants and, in connection therewith and pursuant to exercise of the 1994 Warrants, issued 1,440,580 shares of its Common Stock for $2.00 per share for net proceeds to LSAI of $2,470,951 (the "Warrant Redemption Offering"). For services performed, LSAI issued to Barber & Bronson Incorporated and its assigns warrants to purchase 144,058 shares of Common Stock for $2.20 per share during the three-year period ending October 14, 2000, and paid Barber & Bronson Incorporated aggregate fees of $190,829. In addition, 30,000 of the Underwriter's Warrants were exercised for the purchase 30,000 units (60,000 shares of Common Stock) and the Company received net proceeds of $216,000.

     ACCU-PATH ASSET PURCHASE. On December 1, 1997, the Company acquired from Accu-Path Medical Laboratory, Inc. ("Accu-Path") certain intangible assets pursuant to an Asset Purchase Agreement, dated December 1, 1997, ("Accu-Path Asset Purchase"). The assets purchased included the customer list of Accu-Path and all related assets and certain assets utilized in the office of Accu-Path at its offices in Ruston, Louisiana (the "Accu-Path Assets"). In connection with the acquisition of the Accu-Path Assets, the Company agreed to pay 180 percent of the forensic testing revenues during the period of June through November 1998, with an advance payment of $100,000 on December 1, 1997, and the remaining purchase price balance will be paid through four quarterly installment payments with the first of such payments due on December 31, 1998. The purchase price of the Accu-Path Assets was or will be allocated entirely to the customer list, which was recorded as an intangible asset, which is being amortized over 15 years. At December 31, 1997, the accrued installment payments totaled $260,000.

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

     In the 1970s, drug testing was limited largely to criminal justice agencies and drug treatment programs. In the 1980s, however, increased awareness of the drug abuse problem and its consequences led to increased drug testing in the workplace. This, in turn, led to litigation which has settled many of the formerly open legal and constitutional questions on drug testing. These court decisions, generally favoring properly implemented drug testing programs, have reinforced the acceptance of drug testing in the workplace. In 1986, President Reagan signed an Executive Order which mandated drug testing for many key federal employees, and there are now comprehensive federal regulations for drug testing by many agencies. In the private sector, the number of the nations 200 largest corporations screening applicants and employees for drug use rose from three percent to 98 percent from 1983 to 1991, according to the Institute for a Drug Free Workplace. Furthermore, the Department of Transportation adopted additional regulations, which became effective in 1995, that substantially expanded the former regulations which mandated random drug testing of workers, especially in such safety-sensitive jobs such as trucking, aviation, transportation, railroads and pipelines. Under these recently adopted regulations, 50 percent of transportation workers (mass-transit workers, interstate truckers and bus drivers) are required to be tested annually. It is expected that under these additional regulations, 7.5 million workers are required to undergo drug testing each year, up from 3.5 million in years prior to 1995. Based upon industry studies, the Company believes the market for legally defensible ("forensic") drug testing services was more than $500 million in 1992, and as a result of expanded mandatory drug testing regulations adopted by the Department of Transportation, it is estimated that the drug testing market will exceed $625 million in 1997.

     Historically, the drug testing market has been served by national clinical laboratory chains, independent national drug testing laboratories and numerous regional and local laboratories such as LSI. Thousands of general clinical laboratories nationwide can conduct non-forensic drug testing. Over the past 10 years, however, many corporations and government agencies have begun to require drug testing laboratories to be certified to conduct forensic drug tests and to offer testing services on a cost-effective basis. In addition, many of the largest of these organizations, particularly those in the public sector, utilize a competitive bidding procedure to select their drug testing laboratories. The bidding process for these competitive contracts is increasingly limited to SAMHSA certified drug testing laboratories, such as LSI's laboratory, which can demonstrate the ability to meet the service and volume levels specified by the customers. As of June 4, 1997, there were approximately 69 laboratories certified by SAMHSA.

GROWTH STRATEGY

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

     ACQUISITIONS. The Company has and intends to continue the expansion of its client base and drug testing services through the acquisition of companies and the assets of companies providing drug testing services compatible with and comparable to those provided by LSI. The Company completed the NDAC Asset Purchase in 1994, the NPLI Acquisition in 1996 and the PLL Asset Purchase in January 1997 and Accu-Path Asset Purchase in December 1997. See "--Background." In connection with the NPLI Acquisition, the Company acquired, in addition to the drug testing operations, the clinical testing and analysis operation conducted by NPLI. After several attempts to sell the clinical testing and analysis operation of NPLI, the Company discontinued the clinical testing and analysis operation in the fourth quarter of 1996. This resulted in a net loss from discontinued operation of $500,636 and a net loss on disposal of the clinical business of $773,580. See "Item 3. Legal Proceedings," and "Item 6. Management's Discussion and Analysis or Plan of Operation--Results of Operations."

     The principal objective of the Company's acquisition strategy is to acquire companies that, through the consolidation and assimilation of the operations of drug testing companies acquired with and into the operations of LSI, will result in increased testing volume with minimal additional specimen processing cost, resulting in increased profitability and cash flows. Although the Company will not consummate an acquisition unless, at the time of the acquisition, it is anticipated that such acquisition will contribute to the profitability and provide positive cash flows from operations following consolidation and assimilation of the operations of the acquired company with those of LSI, there can be no assurance of such increased profitability and positive cash flows, as well as operations other than forensic drug testing may be acquired, which may be discontinued or disposed of at a loss. In the event the Company fails to make acquisitions which contribute to the profitability of the Company and provide positive cash flows to the Company, the Company may be required to reduce general and administrative expenses, possibly including consolidation of Company operations into the offices of LSI and reduction of management compensation, and may be required to utilize borrowings to fund negative cash flows from operations until such reductions of general and administrative expenses are achieved. See "Item 6. Management's Discussion and Analysis or Plan of Operation-- Future Operations and Liquidity."

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

     EXPANDING CLIENT BASE. LSI intends to continue to compete aggressively for clients, with a greater emphasis on potential clients currently served by competitors. In this effort, LSI intends to focus in particular on the institutional and private employers, where LSI believes demand for drug testing services is the greatest and the average price per specimen historically has been higher. LSI also is targeting numerous moderate volume clients which have yet to implement drug testing programs.

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

     IMPROVING OPERATING EFFICIENCIES. LSI believes that price continues to be an important factor in obtaining new clients and maintaining current clients. LSI intends to continue focusing on being a low-cost provider by improving the efficiency of both its laboratory operations and customer services. Achievement of improved efficiency is primarily a function of increased specimen testing volume. Increased specimen testing volume reduces the cost per specimen tested because of the somewhat fixed nature of general and administrative costs and permits LSI to obtain volume purchase price concessions from its vendors which also lower the direct cost per specimen tested. See "Item 6. Management's Discussion and Analysis or Plan of Operation--Results of Operations."

DRUG TESTING OPERATIONS

     The essential elements of legally defensible (forensic) drug testing are a secure chain-of-custody for each specimen from its collection to the reporting of test results, and accurate and reliable testing in which a second independent test is performed to confirm each positive test result. LSI carefully controls each step of the testing process by following detailed written procedures and by using the specific forensic testing methods required for legal defensibility of results. LSI tests for drugs of abuse, including cocaine, methamphetamine, heroin, PCP, marijuana and alcohol, primarily by urinalysis. LSI performs all testing at its laboratory in Gretna, Louisiana which operates 24 hours per day, six days per week. The steps in LSI's forensic drug testing process are as follows:

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

     SCREENING. Each specimen submitted to LSI is screened for the presence of the drugs specified by the client. During 1997, LSI performed more than 5,700,000 screening tests on more than 68,000 specimens per month to determine the presence of drugs. In conducting these tests, LSI employs several different screening methods using automated analyzers and procedures which provide rapid, reliable screening of large numbers of specimens.

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

CONTRACTUAL ARRANGEMENTS

     Most large drug testing clients, including the majority of public employers and criminal justice agencies, use a formal competitive bid process in which the potential client provides a detailed specification of the drug testing services it requires. While price is an important factor, in most cases these organizations are not required to accept the lowest bid, but rather may choose the winning bidder on the basis of technical superiority and client service.
LSI has previously obtained contracts through biding and procurement procedures and will continue to attempt to obtain such contracts through competitive bidding. Such contracts are typically long-term, but are also subject to termination on short notice with little or no penalty.

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

INSURANCE COVERAGE

     Employees of LSI, like those of all companies that provide drug testing services dealing with urine analysis specimens, may be exposed to risks of urine-borne infections, possible including infection from AIDS and hepatitis, if appropriate laboratory practices are not followed. Although no infections of this type have been reported in LSI's history, no assurance can be provided that such infections will not occur in the future. In the ordinary course of its business, LSI from time to time is sued by individuals who have tested positive for drugs of abuse. To date, LSI has not experienced any material liability related to these claims, although there can be no assurance that LSI will not at some time in the future experience significant liability in connection with these types of claims, in which event, such legal actions could have a material adverse effect on the Company's financial condition and results of operations.

     LSI maintains various policies of casualty, commercial and worker compensation insurance. In addition, LSI maintains professional liability insurance with limits of $1 million per incident with an aggregate limit of $2 million per incident. Although the Company presently is covered by malpractice and general liability insurance, there can be no assurance that the insurance coverage will provide sufficient funds to satisfy any judgments which could be entered against LSI in the future or that liability insurance in such amounts will be available or affordable in the future. In addition, there can be no assurance that all of the activities encompassed within the Company's business are covered under LSI's insurance policies. The lack of such coverage could have a material adverse effect on the Company's financial condition and results of operations. Moreover, although the Company maintains casualty and business interruption insurance and has taken what it believes to be adequate safeguards, the catastrophic loss of the Company's laboratory facility could have a material adverse effect on the continued growth of the Company in a manner which would not be compensated fully by insurance.

COMPETITION

     Drug testing laboratories compete primarily on the basis of technical superiority, client service and price. The price per specimen is an important factor in obtaining and maintaining customers. See "Item 6. Management's Discussion and Analysis or Plan of Operation--Results of Operations." The Company believes that LSI competes favorably in each of these categories. LSI competes with three types of companies which offer forensic drug testing services, I.E., national SAMHSA laboratory chains such as Smith-Kline Beecham Clinical Laboratories and Laboratory Corporation of America, regional SAMHSA laboratories such as LabOne, Inc. and Clinical Reference Lab and companies providing on site screening devices. Many of these competitors have greater financial resources than the Company. In addition, some clients and potential clients of LSI operate their own drug testing facilities, or may develop such facilities in the future.

CERTIFICATION AND GOVERNMENT REGULATION

     Companies which compete in the forensic drug testing market generally must be certified by SAMHSA and may be required to have other types of certification imposed by certain states or clients. LSI's laboratory is currently certified by SAMHSA and CAP, as well as eight states and local jurisdictions. LSI is subject to frequent inspections by certifying bodies, including two SAMHSA inspections per year, and is also subject to frequent proficiency testing by SAMHSA, CAP and other certifying bodies. Failure to meet certification requirements could result in suspension or loss of certification. Certification is essential to LSI's business because some of its clients are required to use a certified laboratory, and many of its clients look to certification as an indication of reliability and accuracy of test results. With respect to its operations, LSI considers SAMHSA certification to be the most important of its various certifications. In order to obtain SAMHSA certification, a laboratory must apply for certification, meet certain minimum facility requirements and then successfully complete a series of proficiency tests, which takes approximately 12 months to complete at substantial cost and expense. See "--Drug Testing Operations--Quality Assurance and Control."

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

ENVIRONMENTAL MATTERS

     LSI and consequently the Company is subject to federal, state and local laws, regulations and policies governing the use, generation, storage, effluent discharge, handling and disposal of certain materials, chemicals and wastes.
LSI utilizes the services of an independent third party to dispose of hazardous material and chemical waste. The Company believes that the procedures and methods utilized to dispose of the hazardous waste by such third party comply in all material respects with all applicable federal, state and local laws, regulations and policies. Although since beginning operations in 1978, LSI has not been required to take any extraordinary action to correct any noncompliance, there can be no assurance that LSI will not be required to incur significant costs to comply with environmental and health and safety regulations in the future. During 1997, LSI incurred $2,957 costs in compliance with the applicable federal, state and local laws, regulations and policies governing the use, generation, storage, effluent discharge, handling and disposal of certain materials, chemicals and wastes.

     LSI's drug testing activities involve the controlled use of certain hazardous materials and chemicals, including possibly the testing of infectious urine specimens. LSI believes that it has adequately warned employees of potential risks associated with working at LSI and has provided a workplace safe from hazard, as required by the Occupational Safety and Health Administration and certain Louisiana laws. Although LSI believes that its safety procedures for handling and disposing of such materials and chemicals comply with the standards prescribed by federal, state and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of any such accident, LSI and consequently the Company could be held liable for any damages that result and any such liability could exceed any applicable insurance coverage and the financial resources of the Company.

EMPLOYEES

     As of December 31, 1997, LSAI had three full-time employees, and LSI had 111 full-time and 43 part-time employees, none of which are represented by a labor organization. LSAI considers its and LSI's relations with their employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY.

     LSAI maintains its executive office in approximately 1800 square feet at Suite 810, 101 Park Avenue, Oklahoma City, Oklahoma 73102. The office premises are occupied under a long-term lease which expires August 31, 2000, and the monthly rental payment is $1,685. LSAI considers such space to be adequate for its current needs.

     LSI's executive offices and laboratory are located in approximately 20,000 square feet at 1111 Newton Street, Gretna, Louisiana 70053, in a building owned by LSI. The building was acquired in December 1996 and remodeling was completed in June 1997 at an estimated aggregate cost of $890,000. The Company believes that, with the acquisition of the building, the new location of the offices and laboratory will be adequate for the current and anticipated future needs of LSI. In addition, LSI's owns and holds for sale a 7,390 square foot building located at 113 Jarrell Drive, Belle Chasse, Louisiana, in which the laboratory and executive offices of LSI were formerly located.

     In connection with the PLL Asset Purchase, the Company assumed the obligations of Pathology Laboratories Limited ("PLL") under a certain Lease between Edith Schlien and PLL, dated September 16, 1996, covering approximately 2,500 square feet of office space located in Greenville, South Carolina. This lease requires monthly base rental payments of $2,083, and will expire on September 16, 1999. See "Item 1. Description of Business-- Background--PLL Asset Purchase."

ITEM 3.  LEGAL PROCEEDINGS.

     LSAI does not have any pending litigation. In the ordinary course of its business, LSI from time to time is sued by individuals who have tested positive for drugs of abuse. To date, LSI has not experienced any material liability related to these claims, although there can be no assurance that LSI will not at some time in the future experience significant liability in connection with these types of claims. Based upon the prior successful defense of similar-type litigation, management believes LSI has valid defenses to the plaintiffs' claims in all pending litigation, and LSI intends to vigorously defend itself in such litigation. LSI is not currently defendant parties in any legal proceedings other than routine litigation that is incidental to the business of LSI, and management of LSI believes the outcome of such legal proceedings will not have a material adverse effect upon the results of operations or financial condition of LSI. Furthermore, management of LSI believes that the liability insurance coverage is adequate with respect to the pending litigation and, in general, for the business of LSI.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year ended December 31, 1997, the Company did not submit any matters to a vote of its shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The LSAI's Common Stock is traded in the over-the-counter market and is quoted on Nasdaq Small Cap Market under the symbol LABZ. The following table sets forth, for the periods presented, the high and low closing bid quotations in the over-the-counter market as quoted by Nasdaq Small Cap Market. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                                         CLOSING BID
                                                     --------------------
                                                      HIGH           LOW
                                                     -----          -----
     1997:
         First Quarter Ended March 31, 1997          $3.13          $2.25
         Second Quarter Ended June 30, 1997           2.88           2.13
         Third Quarter Ended September 30, 1997       3.69           2.56
         Fourth Quarter Ended December 31, 1997       6.19           3.16

     1996:
         First Quarter Ended March 31, 1996          $4.00          $2.88
         Second Quarter Ended June 30, 1996           3.69           3.00
         Third Quarter Ended September 30, 1996       3.38           2.38
         Fourth Quarter Ended December 31, 1996       3.26           2.56


     On March 26, 1998, the closing sale price of the Common Stock as quoted on Nasdaq Small Cap Market was $5.06. On March 26, 1998, there were approximately 1,600 holders of LSAI's Common Stock.

     LSAI has never paid a cash dividend on its Common Stock. LSAI's dividend policy is to retain its earnings to support the expansion of its operations. The Board of Directors of LSAI does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, LSAI's financial condition and other factors deemed relevant by the Board of Directors. LSAI's future earnings and cash flow currently are dependent principally upon the operating results of LSI and such dependency may continue indefinitely in the future, even following expansion of LSAI's operations through acquisitions as anticipated. No dividends may be paid on the Common Stock of LSAI until all dividends then due on the Series I Cumulative Convertible Preferred Stock of LSAI have been paid. As of December 31, 1994, the cumulative dividends in arrears were $11,404.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

PLAN OF OPERATION

     The Company's plan of operation for the next 12 months is focused on growth through (i) the acquisition and consolidation of companies and the assets of companies providing drug testing services compatible with and comparable to those provided by LSI, (ii) expansion of its client base with focus in particular on the institutional and private employers, (iii) increased emphasis on providing client services and (iv) improvement of operating efficiencies.
See "Item 1.  Description of Business--Growth Strategy."

RESULTS OF OPERATIONS

     The following table sets forth selected results of operations for the fiscal years ended December 31, 1997, 1996 and 1995, which are derived from the audited consolidated financial statements of the Company appearing elsewhere in this Report. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------
                                               1995                   1996                  1997
                                       -------------------   -------------------   ---------------------
                                         AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT     PERCENT
                                       ----------  -------   ----------  -------   -----------  -------
Revenues                               $6,925,716   100.0%   $8,726,799   100.0%   $12,836,953   100.0%
Cost of laboratory services             3,246,470    46.9%    3,816,114    43.7%     5,828,665    45.4%
                                       ----------   -----    ----------   -----    -----------   -----
Gross profit                            3,679,246    53.1%    4,910,685    56.3%     7,008,288    54.6%
                                       ----------   -----    ----------   -----    -----------   -----
Operating expenses:
  Selling                                 561,470     8.1%      601,945     6.9%       654,284     5.0%
  General and administrative            2,157,410    31.2%    2,442,602    28.0%     3,230,117    25.2%
  Depreciation and
     amortization                         232,535     3.3%      504,123     5.8%       690,268     5.4%
  Asset impairment                             --      --%      124,531     1.4%            --      --%
                                       ----------   -----    ----------   -----    -----------   -----
Total operating expenses                2,951,415    42.6%    3,673,201    42.1%     4,574,669    35.6%
                                       ----------   -----    ----------   -----    -----------   -----
                                          727,831    10.5%    1,237,484    14.2%     2,433,619    19.0%
Other income (expense)                    421,134     6.1%      (21,808)     .3%      (151,252)    1.2%
                                       ----------   -----    ----------   -----    -----------   -----
Income from continuing
  operations before income taxes        1,148,965    16.6%    1,215,676    13.9%     2,282,367    17.8%
Income tax expense                        474,405     6.9%      527,171     6.0%       953,264     7.4%
                                       ----------   -----    ----------   -----    -----------   -----
Income from continuing operations         674,560     9.7%      688,505     7.9%     1,329,103    10.4%
Discontinued Operations:
  Loss from operations of
        discontinued clinical
        business, net of tax benefit           --      --%     (500,636)    5.7%            --      --%
  Loss on disposal of clinical
        business, net of tax benefit           --      --%     (773,580)    8.9%            --      --%
                                       ----------   -----    ----------   -----    -----------   -----
Net income (loss)                      $  674,560     9.7%   $ (585,711)    6.7%   $ 1,329,103    10.4%
                                       ----------   -----    ----------   -----    -----------   -----
                                       ----------   -----    ----------   -----    -----------   -----


     During each of the fiscal years ended December 31, 1997 and 1996, LSI experienced a two percent and 4.7 percent decrease in the price per specimen, respectively, compared to the preceding fiscal year, principally due to increased price competition amongst providers of drug testing services, price per specimen being an important factor in obtaining and maintaining customers. Management of LSI closely monitors its price per specimen, the prices of its competitors and the costs of processing specimens to remain competitive, as well as profitable. There can be no assurance that the price decline per specimen will not further decline during 1998 and thereafter. In the event price stabilization has not occurred, LSI will, as it has in the past, take appropriate measures to downsize its drug testing personnel and possibly further automate the testing processes and employ additional technology to continue profitability from operations, although there can be no assurance that such measures will assure profitability in the event of substantial price reductions within the short term. During each of the fiscal years ended December 31, 1997 and 1996, the number of specimens analyzed increased 51.6 percent and 34.5 percent, respectively, compared to the preceding fiscal year ended.

     In connection with NPLI Acquisition, the Company acquired the clinical testing and analysis operation conducted by NPLI. After several attempts to sell the clinical testing analysis operation of NPLI, the Company discontinued the clinical testing and analysis operation in the fourth quarter of 1996. This resulted in a loss from the discontinued operation of $500,636 (after giving effect to the associated tax benefit of $257,904) and a loss on disposal of the clinical business of $773,580 (after giving effect to the associated tax benefit of $489,420), which resulted in a loss of $.39 per weighted average number of common shares and common share equivalents used to compute basic earnings per share for the fiscal year ended December 31, 1996. Before such discontinued operation, the Company's income from continuing operations for the fiscal year ended December 31, 1996 was $688,505 or $.21 per weighted average number of common shares and common share equivalents used to compute basic earnings per share. See "Item 1. Description of Business--Background--NPLI Acquisition."

     Through the Company's acquisition strategy, management anticipates, although there can be no assurance, that the consolidation and assimilation of the operations associated with additional companies or the assets of forensic drug testing companies that may be acquired will result in increased testing volume with minimal additional indirect specimen processing cost, resulting in increased profitability from operations. See "Item 1. Description of Business--Growth Strategy." In the event the Company fails to make acquisitions which contribute to the profitability of the Company, LSI and LSAI may be required to reduce general and administrative expenses, possibly including consolidation of Company operations into the offices of LSI and reduction of management compensation.

     COMPARISON OF FISCAL 1997 AND 1996

     Revenues increased $4,110,154 to $12,836,953 in 1997 from $8,726,799 in
1996, an increase of 47.1 percent. The increase in revenues was due to a 51.6 percent increase in the number of specimens analyzed during 1997 as compared to 1996, although partially offset by a decrease of two percent in the average price per specimen. The increase in number of specimens analyzed was attributable to the PLL Asset Purchase and Accu-Path Asset Purchase as well as the obtaining of additional accounts through LSI's normal sales and marketing efforts. Because the increase in the number of specimens analyzed during 1995 was in part due to factors beyond the control of LSI, i.e., improved economy and new business starts, there is no assurance that the increase in the volume of specimens analyzed will increase or such volume will be maintained in future periods of operations. The decrease in the average price per specimen was principally due to increased price competition among providers of drug testing services, price per specimen being the most important factor in obtaining and maintaining clients. There can be no assurance that the price per specimen will not further decline in 1998 which will directly impact profitability. See
"Item 1. Description of Business--Competition." Cost of laboratory services increased $2,012,551 from $3,816,114 in 1996 to $5,828,665 in 1997, an increase of 52.7 percent. This increase was primarily due to the increased volume of specimen testing and increased as a percentage of revenues by 1.7 percent.
Gross profit on revenues decreased as a percentage of revenues from 56.3 percent in 1996 to 54.6 percent in 1997.

     Operating expenses increased $901,468 from $3,673,201 in 1996 to $4,574,669 in 1997, an increase of 24.5 percent, but decreased as a percentage of revenues from 42.1 percent to 35.6 percent. The increase in operating expenses was attributable to the increase in general and administrative expenses of $787,515, selling expense of $52,339, and depreciation and amortization of $186,145. The Company did not recognize an asset impairment in 1997, while during 1996 the Company recognized an asset impairment of $124,531, which was attributable primarily to the write-down, to the estimated fair market value, of LSI's former laboratory facilities which are held for sale as of the date of this Report.
The increase in general and administrative expenses was principally due to the increase in executive officer compensation of LSAI and bonuses for certain key employees of LSI and increased overhead as a result of the PLL Asset Purchase and the Accu-Path Asset Purchase. The increase in selling expenses was due to the addition of two sales representatives and increased personnel to assist in maintaining forensic drug testing customers obtained in connection with the PLL Asset Purchase and the Accu-Path Asset Purchase. Depreciation increased due to the acquisition of new laboratory equipment in 1997 and the acquisition and renovation of LSI laboratory and office facilities, and amortization increased due to the amortization of the customer list and goodwill acquired in connection with the PLL Asset Purchase and the Accu-Path Asset Purchase.

     Interest expense increased $163,248 from $67,185 in 1996 to $230,433 in 1997, a 243 percent increase. The increase in interest expense was the result of the effect of a full year of a capital lease agreement, entered into in February 1996, for certain laboratory equipment and the increase in long-term debt associated with the acquisition and renovation of LSI's current laboratory and office facilities, and the PLL Acquisition. Interest income increased from $41,208 in 1996 to $78,035 in 1997, a 89.4 percent increase. The increase resulted from an increase in cash equivalents held for investment attributable to cash flows from operations and the net proceeds from the issuance of Common Stock in connection with the Warrant Redemption Offering. See "Item 1. Description of Business--Background--Warrant Redemption Offering." Other income decreased from $4,169 in 1996 to $1,146 during 1997. Income from continuing operations, after provision for income taxes, increased $640,598 from $688,505 in 1996 to $1,329,103 in 1997, a 93 percent increase. Income per share of common stock from continuing operations on a basic basis was $.36 ($.31 per share on a diluted basis) in 1997, compared to net income per share of common stock on a basic basis of $.21 ($.17 per share on a diluted basis) in 1996.

     COMPARISON OF FISCAL 1996 AND 1995

     Revenues increased to $8,726,799 in 1996 from $6,925,716 in 1995, an increase of 26 percent. The increase in revenues was due to a 34.5 percent increase in the number of specimens analyzed during 1996 as compared to 1995, although partially offset by a decrease of 4.7 percent in the average price per specimen. The increase in number of specimens analyzed was attributable to the NPLI Acquisition as well as the obtaining of additional accounts through LSI's normal sales and marketing efforts. Because the increase in the number of specimens analyzed during 1995 was in part due to factors beyond the control of LSI, i.e., improved economy and new business starts, there is no assurance that the increase in the volume of specimens analyzed will increase or such volume will be maintained in future periods of operations. The decrease in the average price per specimen was principally due to increased price competition among providers of drug testing services, price per specimen being the most important factor in obtaining and maintaining clients. Cost of laboratory services increased $569,644 from $3,246,470 in 1995 to $3,816,114 in 1996. This increase was primarily due to the increased volume of specimen testing and decreased as a percentage of revenues by 3.2 percent. Gross profit on revenues increased as a percentage of revenues from 53.1 percent in 1995 to 56.3 percent in 1996.

     Operating expenses increased from $2,951,415 in 1995 to $3,673,201 in 1996, an increase of 24.5 percent, but decreased as a percentage of revenues from 42.6 percent to 42.1 percent. The increase in operating expenses was attributable to the increase in general and administrative expenses of $285,192, selling expense of $40,475, depreciation and amortization of $271,588, and the recognition of asset impairment of $124,531. The increase in general and administrative expenses was principally due to the increase in executive officer compensation of LSAI and accrued bonuses for certain key employees of LSI. The increase in selling expenses was due to the addition of one sales representative and increased personnel to assist in maintaining forensic drug testing clients and customers obtained in connection with the NPLI Acquisition, although partially offset by a reduction in commission expenses. Depreciation increased due to the acquisition of new laboratory equipment in February 1996, and amortization increased due to the amortization of the customer list and goodwill acquired in connection with the NPLI Acquisition. Asset impairment was attributable principally to the write-down, to the estimated fair market value, of LSI's current laboratory facilities which are held for sale as of the date of this Report.

     Interest expense increased from $29,651 in 1995 to $67,185 in 1996, a 126.6 percent increase. The increase in interest expense was the result of a capital lease agreement for certain laboratory equipment. Interest income decreased from $126,939 in 1995 to $41,208 in 1996, a 67.5 percent decrease. The decrease resulted from a reduction of cash equivalents held for investment due to the NPLI Acquisition and other acquisition activities. Other income decreased from $323,846 in 1995 to $4,169 in 1996. The decrease in other income was primarily due to the receipt during 1995 of a non-reoccurring settlement of a lawsuit in which LSI was the plaintiff. Income from continuing operations, after provision for income taxes, increased from $674,560 in 1995 to $688,505 in 1996, a 2.1 percent increase. Income per share of common stock from continuing operations on a basic basis was $.21 ($.17 per share on a diluted basis) in 1996, compared to net income per share of common stock on a basic basis of $.20 ($.17 per share on a diluted basis) in 1995.

     During the fourth quarter of 1996, the clinical testing and analysis operation conducted by NPLI was discontinued, which resulted in a loss from discontinued operation of $500,636 (after giving effect to the associated tax benefit of $257,904) and a loss on disposal of the clinical business of $773,580 (after giving effect to the associated tax benefit of $489,420), which resulted in a net loss from continued and discontinued operations of $585,711. Net loss from continued and discontinued operations per share of common stock on a basic basis was $.18 and $.15 per share of common stock on a diluted basis.

     PRO FORMA EFFECT OF STOCK-BASED COMPENSATION

      The Company has historically used options to retain and compensate its officers, directors, employees and others. During 1997, 1996 and 1995, the Company granted 590,000 stock options for the purchase of the Common Stock of LSAI to certain officers, directors, employees and others. In accordance with Accounting Principles Board Opinion No. 25, the compensation cost of such stock options is not recognized in the consolidated financial statements of the Company. The outstanding stock options granted in 1997 had an estimated fair value at the date of grant of the options of $473,958, utilizing the methodology prescribed under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. After giving effect to the estimated fair value of such options, the Company had net pro forma income of $1,053,706 ($.29 per common share on a basic basis and $.24 per common share on a diluted basis) for the year ended December 31, 1997, and had net pro forma loss of $673,516 ($.20 per common share on a basic basis and $.17 per common share on a diluted basis) for the year ended December 31, 1996.

     YEAR 2000 COMPUTER SYSTEM COMPLIANCE

     The Company has numerous computer systems which were developed employing two digit year date format rather than four digit date format. Where date logic requires the year 2000 or beyond, such data structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis. The program includes extensive systems testing and is expected to be completed in 1998, at which time the Company's computer systems will be year 2000 compliant. Each of the systems has a solution that is potentially unique and often dependent on third-party software and developers. A failure of the Company to ensure that its computer systems are year 2000 compliant could have a material adverse effect on the Company's operations.

     ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

     In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosure of capital structure. This statement is effective for financial statements of the Company for the year ending December 31, 1997. Management believes that adoption of SFAS No. 129 will not have a material effect on the Company's financial statements.

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires the reporting of all items of income that are recognized under accounting standards as components of comprehensive income, consisting of both net income and those items that bypass the income statement and are reported in the balance within a separate component of stockholders' equity, be reported in a financial statement and displayed with the same prominence as other financial statements. This statement is effective for financial statements of the Company for the year ending December 31, 1998. Management of the Company believes that adoption of SFAS No. 130 will not have a material effect on the Company's financial statements.

     Furthermore, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which modifies segment reporting requirements and establishes certain criteria for reporting disclosures concerning a company's products and services, geographic areas and major customers in annual and interim financial statements. This statement is effective for financial statements of the Company for the year ending December 31, 1998. Management of the Company believes that adoption of SFAS No. 131 will not have a material effect on the Company's financial statements, other than possibly the disclosure related to the Company's services, geographic service area and major customers.

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

     INCOME TAXES

     The provisions for income taxes from continuing operations on pretax income were based on the effective combined federal and state graduated corporate income tax rates of approximately 42 percent in 1997 and 43 percent for 1996, and were $953,264 and $527,171 for the years ended December 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its growth from bank borrowings and the sale of equity securities. Net cash provided by operating activities totaled $1,654,806 and $472,801 during the years ended December 31, 1997 and 1996, respectively. As of December 31, 1997, the Company had working capital of $3,305,983, compared to working capital of $1,002,712 at December 31, 1996. During October 1997, the Company redeemed its outstanding 1994 Warrants and in connection therewith issued 1,440,580 shares of its Common Stock and received net proceeds of $2,470,951. In addition, 30,000 of the Underwriter's Warrants were exercised for the purchase 30,000 units (60,000 shares of Common Stock) and the Company received net proceeds of $216,000. See "Item 1. Description of Business--Background--Warrant Redemption Offering." At December 31, 1997, the Company had not expended the net proceeds, all of which were held in short-term investments. In the event the Company's revenues increase as anticipated by management, the Company's working capital requirements will also increase and such requirements may exceed the net cash provided by operating activities and require that cash be used in operating activities from sources other than operations, including the available cash and cash equivalents (which were $2,863,639 at December 31, 1997) and borrowings. The increase in cash used in operations will principally be due to the timing differential between Company's payment for materials and services to its suppliers and employee work force, and the time at which the Company receives payment from its customers.

     On January 9, 1997, LSI entered in to a loan agreement with Hibernia National Bank (the "Bank") which established a credit facility comprised of a five-year term loan of up to $1,700,000 and a one-year revolving loan of $250,000 to be used for the acquisition of Pathology Laboratories Limited. As of December 31, 1998, the outstanding principal amount of the five-year term loan was $1,388,333. Advances on the revolving loan are based upon LSI maintaining certain ratios and compliance with the covenants of the loan agreement and LSI's liquid assets including its accounts receivable. The outstanding principal amount of the revolving loan bears interest at the Citibank, N.A. rate (which was nine percent at December 31, 1997) and the term loan bears interest at such rate plus one-half percent. The loan is secured by the accounts receivable, intangible assets, and by a mortgage on the building owned by LSI, and is guaranteed by LSAI. The loan agreement contains various covenants, including certain financial ratios, all of which the Company was in full compliance with as of December 31, 1997.

FUTURE OPERATIONS AND LIQUIDITY

     In connection with the Peterson Share Exchange, LSI issued to MBf USA, its former parent, the MBf Promissory Note (in the principal amount of $353,123, providing for interest at seven percent per annum). See "Item 1. Description of Business--Background--LSI Acquisition." The MBf Promissory Note is secured by substantially all of the assets of LSI and becomes due February 23, 1999. On March 10, 1998, the MBf Promissory Note was paid in full for $315,000.

     Through its acquisition strategy, management of the Company intends to continue its growth through the acquisition of drug testing companies and the assets of such companies, and assimilation of the acquired drug testing operations and assets with and into LSI, to obtain increased testing volume with minimal additional specimen processing cost, resulting in increased profitability and cash flows. See "Item 1. Description of Business--Growth Strategy." Although the Company will not consummate an acquisition unless, at the time of the acquisition, it is anticipated that such acquisition will contribute to the profitability and provide positive cash flows from operations following consolidation and assimilation of the operations of the acquired company with those of the Company, there can be no assurance of such profitability and positive cash flows. In the event the Company fails to make acquisitions which contribute to the profitability of the Company and provide positive cash flows to the Company, LSI and LSAI may be required to reduce general and administrative expenses, possibly including consolidation of Company operations into the offices of LSI and reduction of management compensation, and may be required to utilize borrowings to fund negative cash flows from operations until such reductions of general and administrative expenses are achieved.

     In February 1996, LSI entered into a capital lease obligation of approximately $650,000 with a vendor for the purchase equipment and certain lab supplies at a fixed price per drug screen performed. The minimum monthly amount payable under the agreement is approximately $59,750, with approximately $13,000 per month allocated to the principal and interest of the capital lease obligation, and the remaining cost being allocated to the cost of laboratory supplies. The agreement resulted in LSI recording approximately $650,000 in additional equipment, with an equal amount of capital lease obligation recorded as a long-term debt obligation payable over five years. As of December 31, 1997, the outstanding capital lease obligation was $442,567.

     On December 3, 1996, LSI purchased a building which has been renovated and in which LSI's laboratory has been relocated. The building purchase was financed by a note payable to the seller due on June 3, 1997, with no stated interest rate. This note was classified as long-term based on a written commitment from a bank to refinance the purchase and renovation costs of up to $720,000. On July 2, 1997, LSI entered into a loan agreement with Hibernia National Bank for a term loan in the principal amount of $720,000 to refinance the building as renovated. This loan is payable in 36 monthly installments of approximately $9,800, followed by 23 monthly installments of approximately $6,000, with a final payment becoming due on July 2, 2002, of approximately $484,700. The outstanding principal balance of this loan bears interest at a rate of 8.65 percent per annum. See "Item 2. Description of Property." As of December 31, 1997, the outstanding principal amount of such loan was $697,101.

      On January 31, 1997, the Company acquired from Pathology Laboratories, Ltd. ("PLL") certain intangible assets pursuant to an Asset Purchase Agreement dated January 31, 1997 (the "Purchase Agreement"). See "Item 1. Description of Business--Background--PLL Asset Purchase." Pursuant to the Purchase
Agreement, (i) the Company paid $1,600,000 at closing and (ii) the Company assumed the obligations of PLL under a certain lease, dated September 16, 1996, which requires monthly base rental payments of $2,083 and which expires on September 16, 1999. See "Item 2. Description of Property." Furthermore, the Company made installment payments to PLL in 1997 which aggregated $733,568 and made a final installment payment of $42,033 during January 1998. The installment payments were based on gross revenues directly attributable to each customer comprising the customer base of PLL for the year ending January 31, 1998, in excess of $1,600,000.

     As of the date of this Report, other than as described above, the Company does not have any significant future capital commitments. The Company anticipates that existing cash and cash equivalent balances, short-term investments and funds to be generated from future operations will be sufficient to fund operations and budgeted capital expenditures of the Company through 1998.

     FUTURE ASSESSMENT OF RECOVERABILITY AND IMPAIRMENT OF GOODWILL AND CUSTOMER LIST. In connection with the Peterson Share Exchange, the NDAC Asset Purchase, the NPLI Acquisition, PLL Asset Purchase and Accu-Path Asset Purchase, the Company recorded goodwill and customer lists, which are being amortized over periods of 15 to 40 years on a straight-line basis over the estimated period that the Company will be benefitted by such assets. At December 31, 1997, the unamortized portion of the goodwill and the customer lists was $2,316,302 and $4,587,814, respectively. The carrying value and recoverability of unamortized goodwill and customer lists will be periodically reviewed by management of the Company. If the facts and circumstances suggest that the goodwill or customer list may be impaired, the carrying value of goodwill or customer list will be adjusted which will result in an immediate charge against income during the period of the adjustment and/or the length of the remaining amortization period may be shortened, which will result in an increase in the amount of goodwill or customer list amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. Of the various factors to be considered by management of the Company in determining goodwill or customer list impairment, the most significant will be (i) losses from operations, (ii) loss of customers, (iii) developments within the drug testing industry, including the Company's inability to maintain its market share, development of drug testing technologies, imposition of additional regulatory and certification requirements, and (iv) loss or suspension for an extended period of laboratory certification, especially by SAMHSA. See "Item 1. Description of Business--Certification and Government Regulation." In the event management of the Company determines that goodwill or the customer lists have become impaired, the adjustment for impairment and recoverability will most likely occur during a period of operations in which the Company has sustained losses or has only marginal profitability from operations, and the impairment and/or increased amortization amount will either increase such losses from operations or further reduce profitability.

ITEM 7.  FINANCIAL STATEMENTS

     The response to this Item is set forth herein in a separate section of this report, appearing on page F-2 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements of the type required to be reported under this Item between management of the Company and its independent accountants during 1997 and 1996.

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

         NAME                AGE    POSITION WITH LSAI                  POSITION WITH LSI
         ----                ---    ------------------------       -----------------------------
John Simonelli               51     Chairman of the Board,
                                    Chief Executive Officer,
                                    Secretary, and Director

Larry E. Howell              51     President and Chief
                                    Operating Officer, and
                                    Director

Arthur R. Peterson, Jr.(1)   52     Treasurer and Director         President and Chief Executive
                                                                   Officer, and Director

Robert A. Gardebled, Jr.(2)  33     Director                       Controller, Secretary and
                                                                   Director

Jerome P. Welch(1)(2)        60     Director                       --

Michael E. Dunn(1)(2)        51     Director                       --

--------------------
(1)  Member of the Compensation Committee.
(2)  Member of Audit Committee.

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

     LARRY E. HOWELL is President and Chief Operating Officer, and a Director of LSAI. Mr. Howell served as a Director, President and Treasurer of Vantage Capital Resources, Inc. from March 1996 until its merger with Applied Intelligence Group, Inc. and thereafter served as a Director and Vice President of Applied Intelligence Group, Inc. until October 14, 1996. He served as President and Chief Operating Officer of MBf USA, Inc. (formerly American Drug Screens, Inc.), a publicly-held company engaged in the medical products and services industry, from February 1988 through June 1992. From June 1986 to April 1988, Mr. Howell served first as Vice President and than as President and Chief Operating Officer of Unico, Inc. (formerly CMS Advertising, Inc.), a publicly-held company engaged in the franchising of cooperative direct mail advertising businesses. Since January 1982, Mr. Howell, as the sole proprietor of Howell and Associates, provides consulting services principally related to corporate acquisitions and mergers.

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

     JEROME P. WELCH was elected a Director of LSAI in August 1994. Mr. Welch is President of Prospect Publishers, Inc., a publisher of literary hardback anthologies and newsletters. From May 1990 through June 1992, he served as a Director and in July 1990 was elected Secretary of MBf USA, Inc. (formerly American Drug Screens, Inc.), a publicly-held company engaged in the medical products and services industry. From July 1988 to January 1990, Mr. Welch served as President of Simon & Schuster Supplementary Publishers, a subsidiary of Paramount Communications, Inc. and was Senior Vice President and Publisher of McGraw Hill Educational Publishing from July 1987 to July 1988.

     MICHAEL E. DUNN was elected a Director of LSAI in August 1994. Since April 1980 to January 1995, he was a member, shareholder and director of the law firm of Zrenda Dunn & Swan, A Professional Corporation (formerly Bright Zrenda &
Dunn), in Oklahoma City, Oklahoma, and President from April 1992 until January 1995. Mr. Dunn has been a member, shareholder and President of Dunn Swan & Cunningham, A Professional Corporation, since February 28, 1995. He has been the owner of the Woodlake Racquet Club, a recreational athletic club, since 1981. From November 1991 to November 1992, he served as a director of Tide West Oil Company, a publicly-held, independent oil and gas exploration and production company. Mr. Dunn was graduated from the University of Oklahoma College of Law in 1972, and holds a Bachelor of Science in Accounting and pursued graduate studies at the University of Oklahoma.

     COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the company's directors and officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of the copies of such forms received by it during the year ended December 31, 1997, and written representations that no other reports were required, the Company believes that each person who, at any time during such year, was a director, officer or beneficial owner of more than 10 percent of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year, except that five reports covering the three purchase and two sale transactions were filed late by Jerome P. Welch.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the total cash compensation, paid or accrued, of the President and Chief Executive Officer of LSAI and each of the executive officers that during 1997 received compensation in excess of $100,000.

                          OFFICER COMPENSATION TABLE

                                                          ANNUAL COMPENSATION
                                                --------------------------------------
                                                                         ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR   SALARY(1)   BONUS(2)   COMPENSATION(3)
---------------------------              ----   ---------  ---------   ---------------
John Simonelli                           1997   $112,500   $ 72,000        $13,088
   Chief Executive Officer of LSAI       1996    100,000         --         12,600
                                         1995     75,000         --         12,000

Larry E. Howell                          1997   $112,500   $ 72,000        $14,501
   President and Chief Operating         1996    100,000         --         14,100
    Officer of LSAI                      1995     75,000         --         12,000

Arthur R. Peterson, Jr.                  1997   $125,000   $122,000        $22,124
  Treasurer of LSAI and Chief Executive  1996    120,133     50,000         21,700
    Officer of LSI                       1995    100,000     76,956         16,000

------------------------
(1) Dollar value of base salary (both cash and non-cash) earned during the year.
(2)  Dollar value of bonus (both cash and non-cash) earned during the year.
(3) The amounts reflected are for an automobile allowance and life and disability insurance premiums paid by the Company.

AGGREGATE OPTION GRANTS AND EXERCISES IN 1997 AND YEAR-END OPTION VALUES

     STOCK OPTIONS AND OPTION VALUES. The following table sets forth information related to options granted to the executive officers named in the Officer Compensation Table during 1997.


                                              INDIVIDUAL GRANTS(1)                    POTENTIAL REALIZABLE VALUE AT
                          ---------------------------------------------------------      ASSUMED RATES OF STOCK
                                       PERCENT OF TOTAL                                    PRICE APPRECIATION
                            NUMBER    OPTIONS GRANTED  EXERCISE OR                          FOR OPTION TERM(2)
                          OF OPTIONS   TO EMPLOYEES     BASE PRICE                    -----------------------------
NAME                       GRANTED         1997         PER SHARE   EXPIRATION DATE   FIVE PERCENT     TEN PERCENT
----                      ----------  ---------------  -----------  ---------------   ------------     -----------
John Simonelli             100,000         29.4%          $3.18     October 1, 2007     $517,988         $824,810
Larry E. Howell            100,000         29.4%          $3.18     October 1, 2007     $517,988         $824,810
Arthur R. Peterson, Jr.    100,000         29.4%          $3.18     October 1, 2007     $517,988         $824,810

------------------------
(1) On March 28, 1997, the Company issued to the holders of options previously granted under the Laboratory Specialists of America, Inc. 1994 Stock Option Plan (the "1994 Stock Option Plan") options in replacement and modification of the terms of options previously granted under the 1994 Plan in 1995 and 1996. Each of the named executive officers received 60,000 replacement-modified options, each exercisable for the purchase of one share of Common Stock for $2.00 on or before March 28, 2007. Such replacement-modified options, for purposes of this table have been considered granted in 1995 and 1996 and not as having been granted in 1997. If such options were considered granted in 1997, with respect to each named executive officer, such options would have potential realizable value, assuming five and 10 percent price appreciation, of $325,779 and 518,748, respectively.
(2) The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compound rates of appreciation of LSAI's Common Stock over the term of the options. These amounts do not take into consideration provisions restricting transferability and represent certain assumed rates of appreciation only. Actual gains on stock option exercises are dependent on the future performance of LSAI's Common Stock and overall stock market conditions. There can be no assurance that the potential values reflected in this table will be achieved. All amounts have been rounded to the nearest whole dollar amount.

     AGGREGATE STOCK OPTION EXERCISE AND YEAR-END AND OPTION VALUES. The following table sets forth information related to the number of options exercised in 1996 and the value realized by the named executive officers, as well as, information related to the to the number and value of options held by the named executive officers at the end of 1997. During 1997, there were no options to purchase LSAI's Common Stock exercised by the named executive officers.

                             NUMBER OF OPTIONS       VALUE OF UNEXERCISED IN-THE-MONEY
                          AS OF DECEMBER 31, 1997    OPTIONS AS OF DECEMBER 31, 1997(1)
                         --------------------------  ----------------------------------
NAME                     EXERCISABLE  UNEXERCISABLE   EXERCISABLE       UNEXERCISABLE
----                     -----------  -------------   ------------      -------------
John Simonelli             60,000        100,000        $157,800           $145,000
Larry E. Howell            60,000        100,000         157,800            145,000
Arthur R. Peterson, Jr.    60,000        100,000         157,800            145,000

------------------------
(1) The closing sale price of the Common Stock as quoted on Nasdaq SmallCap Market on December 31, 1997, was $4.63. Value is calculated on the basis of the difference between the option exercise price and $4.63 multiplied by the number of shares of Common Stock underlying the option.

COMPENSATION OF DIRECTORS

     The directors of LSAI that are employees of LSAI or LSI are not currently compensated for attending meetings of directors and committees of the Board of Directors, but are reimbursed out-of-pocket expenses. The compensation of non-employee directors has not been determined by the Board of Directors, but non-employee directors are reimbursed out-of-pocket expenses incurred in attending meetings of directors and committees on which they serve. During 1997, the Board of Directors of LSAI held one meeting, at which all directors were present in person or participated by telephonic communications, except Michael E. Dunn. The directors of LSAI did not receive any compensation nor was any compensation accrued during 1997.

EMPLOYMENT ARRANGEMENTS

     LSAI has employment agreements with Messrs. Simonelli and Howell, which were amended and restated on September 26, 1997, each of which provides, among other things, (i) a five-year term commencing April 15, 1996, which is automatically extended an additional year for each year of service under the agreement, (ii) an annual base salary of $112,500, (iii) bonuses at the discretion of the Board of Directors, but not in excess of 10 percent of the net income of LSAI, (iv) eligibility for stock options under LSAI's stock option plans, (v) health and disability insurance benefits and life insurance, (vi) an automobile allowance, and (vii) benefits consistent with similar executive employment agreements. The agreements require Messrs. Simonelli and Howell to devote not less than 50 percent of their time and attention to the business and affairs of LSAI. The agreements also restrict the employee's right to participate in other activities outside of LSAI to the extent such activities conflict with the employee's ability to perform his duties and that would violate his duty and loyalty to LSAI.

     LSI has an employment agreement with Mr. Peterson, which was amended and restated on September 26, 1997, and which provides, among other things, (i) a four-year term commencing April 15, 1996, which is automatically extended an additional year for each year of service under the agreement, (ii) an annual base salary of $125,000, (iii) annual bonuses equal to the lesser of $50,000 or 10 percent of the net income of LSAI before provision for income taxes,
(iv) eligibility for stock options under LSAI's stock option plans, (v) health and disability insurance benefits and life insurance, maintained at the Company's cost and expense, covering the life of Mr. Peterson in the face amount of $1,000,000, (vi) an automobile allowance, and (vii) benefits consistent with similar executive employment agreements. The agreement requires Mr. Peterson to devote his full time and attention to the business and affairs of LSI.

     Furthermore, on November 20, 1997, LSI entered into an Employment Severance Agreement with Robert A. Gardebled, Jr. which remains in effect during the period Mr. Gardebled remains employed by LSI. This agreement obligates LSI to pay Mr. Gardebled 12 months of compensation in the event of and following his employment termination by LSI other than for cause (I.E. a good faith determination by the Board of Directors of LSI of the misconduct or willful and material breach of the agreement in the performance of services). Termination (other than with cause) includes the termination of employment by LSI or Mr. Gardebled's resignation upon the occurrence of a

"change in control." "Change in control" generally includes (i) any person or group that becomes the beneficial owner of shares of LSI (which would include the Common Stock of LSAI) or of proxies or other rights pertaining to LSI (including LSAI) which carry 25 percent or more of the total number of votes for the election of the Board of Directors of LSI (including LSAI),
(ii) a merger or consolidation, (iii) the sale or a business combination, lease or disposition of all or substantially all of the assets of LSI, or
(iv) during a 24 month period a majority of the members of LSI's Board of Directors cease to constitute a majority of the members of the Board.

     Each of the employment agreements with the officers of LSAI and LSI may be terminated by LSAI or LSI in the event the Board of Directors determines in good faith that the officer is guilty of gross negligence or fraud materially injurious to LSAI or LSI.

1994 STOCK OPTION PLAN

     LSAI established the Laboratory Specialists of America, Inc. 1994 Stock Option Plan (the "1994 Stock Option Plan" or the "Plan") in May 1994. The Plan was amended and restated on October 30, 1996.

     The Plan provides for the issuance of incentive stock options ("ISO Options") with or without stock appreciation rights ("SARs") and nonincentive stock options ("NSO Options") with or without SARs to directors, employees and consultants of the Company and its subsidiaries. The total number of shares of Common Stock authorized and reserved for issuance under the Plan is 425,000. As of the date of this Report, NSO Options to purchase 235,000 shares (exercisable on or before March 28, 2007) at an exercise price of $2.00 per share have been granted under the Plan, of which 7,500 NSO Options have been exercised through January 1998. The outstanding NSO Options were granted on March 28, 1997, in replacement of the then outstanding NSO Options which consisted of 50,000 (exercisable on or before July 20, 2005), and 185,000 shares (exercisable after April 30, 1997 and on or before October 30,
2006) of Common Stock at an exercise price of $3.00 and $2.75 per share,
respectively, were outstanding.   No ISO Options have been granted under the
Plan.

     The Board of Directors administers and interprets the Plan and has the authority to grant options to all eligible employees and determine the types of options granted, with or without SARs, the terms, restrictions and conditions of the options at the time of grant, and whether SARs, if granted, are exercisable at the time of exercise of the Option to which the SAR is attached. The Board of Directors may at any time appoint a committee of two or more members of the Board of Directors and delegate to such committee administration of the Plan.

     Options under the Plan may be granted only to persons who at the time of grant are directors, executive officers, key employees and independent contractors and consultants of the Company and its subsidiaries.
Non-employee directors are not eligible to be granted ISO Options. Any ISO Options granted under the Plan must be consistent with the qualification requirements set forth in the Internal Revenue Code of 1986, as amended. The maximum number of shares of stock for which employee-directors may be granted options in any calendar year may not exceed 25 percent of the aggregate number of share of stock with respect to which Options may be granted under the Plan. The Board of Directors determines the period during which any Option may be exercised; but may not be exercisable more than 10 years after the date of grant. The exercise prices of Options are determined by the Plan Administrator, but in no event may such price be less than 85 percent (100 percent for ISO Options) of the fair market value of the stock on the date of grant. Options granted are non-transferable except by will or by the laws of descent and distribution. No option may be granted under the Plan after June 30, 2005.

     Options are exercisable only by eligible persons while serving as a director, an employee, an independent contractor or a consultant of the Company or a subsidiary, except that such Options will be exercisable if an eligible person's termination was due to (i) death, in which case the personal representative of a deceased eligible person may exercise such options within 12 months after the eligible person's death, (ii) retirement, in which case such Options will be exercisable within three months of such date of termination, or (iii) disability, in which case such Options will be exercisable at any time within 12 months of such date of termination, but in no event may an Option be exercised beyond the exercise period of such Option. However, the Board of Directors, in its sole discretion, may permit an eligible person who is terminated due to retirement or disability, or upon the occurrence of special circumstances (as determined by the Board), or the personal representative of a deceased eligible person to exercise and purchase (within three years of such termination) all or any part of the shares of Common Stock subject to Options on the date of termination.

1997 NON-QUALIFIED STOCK OPTION PLAN

     LSAI established the Laboratory Specialists of America, Inc. 1997 Non-Qualified Stock Option Plan (the "1997 Plan") in October 1997. The 1997 Plan provides for the grant of non-qualified stock options ("Options"), with stock appreciation rights ("SARs") to employees, directors, independent contractors and consultants of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the 1997 Plan is 400,000. As of the date of this Report, Options to purchase 340,000 shares (exercisable after March 1, 1998 and on or before October 1, 2007) at an exercise price of $3.18 per share have been granted under the 1997 Plan, of which none have been exercised. The outstanding NSO Options were granted on March 28, 1997, in replacement of the then outstanding NSO Options which consisted of 50,000 (exercisable on or before July 20, 2005), and 185,000 shares (exercisable after April 30, 1997 and on or before October 30, 2006) of Common Stock at an exercise price of $3.00 and $2.75 per share, respectively, were outstanding.

     The Board of Directors (the "Board") administers the Plan and the authority to interpret and construe the Plan, and determine all questions arising under the Plan and any agreement made pursuant to the Plan. Options under the 1997 Plan may be granted only to persons ("Eligible Persons") who at the time of grant are directors, executive officers, key employees and independent contractors and consultants of the Company and its subsidiaries. The Board has have the power where consistent with the general purpose and intent of the 1997 Plan to (i) modify the requirements of the Plan to conform with the law or to meet special circumstances not anticipated or covered in the Plan, (ii) suspend or discontinue the Plan, (iii) establish policies, and
(iv) adopt rules and regulations and prescribe forms for carrying out the purposes and provisions of the Plan. The Options are granted pursuant to the provisions of stock option agreements (the "Stock Option Agreements"). The form and provisions of the stock option agreements are determined by the Board. A majority of the members of the Board shall constitute a quorum, and an act of the majority of the members of the Board present at any meeting at which a quorum is present shall be the act of the Board. Unless otherwise provided in the Plan, the Board has the authority to interpret and construe the Plan, and determine all questions arising under the Plan and any agreement made pursuant to the Plan. Any interpretation, decision or determination made by the Board shall be final, binding and conclusive upon the participants and the Company.

     The terms and conditions of the Options granted to each participant will be set forth in the Stock Option Agreement evidencing the grant of such Options. Options may be granted by the Board on terms and conditions determined solely by the Board. No Option shall be exercisable more than 10 years after the date of grant. The maximum number of shares of stock for which an Eligible Person may be granted Options in any calendar year may not exceed 25 percent of the aggregate number of shares of stock with respect to which Options may be granted under the 1997 Plan. The exercise prices of Options are determined by the Board, but in no event may such price be less than 85 percent of the fair market value of the stock on the date of grant. Options granted are not transferable except by will or by the laws of descent and distribution or with the consent of the Company. No Option under the Plan may be granted after October 1, 2007.

     Options may be exercisable only by the Option holder ("Participant") while serving as a director of the Company or a subsidiary or while actively employed as an employee, an independent contractor or a consultant by the Company or a subsidiary, except that (i) any such Option granted and which is otherwise exercisable, may be exercised by the personal representative of a deceased Participant within 12 months after the death of such Participant (but not beyond the exercise period of such Option), (ii) if a Participant is terminated as a director, an employee, an independent contractor or a consultant of the Company or a subsidiary on account of (A) retirement, such Participant may exercise any Option which is otherwise exercisable at any time within three months of such date of termination, or (B) a disability, such Participant may exercise any Option which is otherwise exercisable at any time within 12 months of such date of termination. If a Participant dies during the applicable three-month or 12-month period following the date of such Participant's retirement or termination on account of disability, the rights of the personal representative of such deceased Participant as such relate to any Options granted to such deceased Participant shall have similar rights to exercise the Options and during the remainder of the three-month or 12-month period.

     The Board, in its sole discretion, may permit a Participant who is terminated as a non-employee director, an employee, an independent contractor or a consultant due to retirement or disability, or upon the occurrence of special circumstances (as determined by the Board), or the personal representative of a deceased Participant to exercise and purchase (within three years of such termination) all or any part of the shares subject to Option on the date of termination.

STOCK APPRECIATION RIGHTS

The Board may also grant SARs to Eligible Persons in connection with Options granted under the Plan. SARs terminate at such time as the Board determines and are exercisable only upon the exercise of the related Option.

Upon the exercise of a SAR, the holder is entitled to receive the excess amount of the fair market value of the Stock, as of the date of exercise, for which the SAR is exercised over the exercise price of the Option. The Eligible Person may request the method and combination of payment upon the exercise of a SAR; however, the Board has the final authority to determine whether the SAR shall be paid in cash or shares of stock or both. An amount equal to the income tax resulting to the Company on the exercise of the SAR is required to be paid to the Company at the time of exercise by the Eligible Person who exercises.

Upon the exercise of an Option, the Option exercise must be paid in full, in cash or in Common Stock or a combination of cash and Common Stock in the event that the purchase is pursuant to exercise of rights under an SAR which is attached to an Option and which is exercisable on the date of exercise of the Option.

Subject to the foregoing, Options are exercisable only by participants who are directors, actively employed as employees, independent contractors or consultants by the Company or a subsidiary of the Company, except that Options may, with the consent of the Board, be exercised at any time within three years after the participant's retirement, death, disability or the occurrence of other special circumstances as determined by the Board, but in no event beyond the expiration date of the Option. If a participant's services as a director, employment as an employee, independent contractor or a consultant by the Company or its subsidiary terminates for any reason other than death, disability or retirement, any Option granted to such participant immediately terminates, unless permitted to be exercised by the Board in its sole discretion. Options are not transferable except by will or by the laws of descent and distribution. Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company's Directors, Executive Officers and shareholders who beneficially own more than 10 percent of the Common Stock are required to file with the Securities and Exchange Commission and provide the Company with copies of the initial reports of ownership and reports of changes in ownership of Common Stock. Specific due date

CERTAIN LEGAL PROCEEDINGS

On September 28, 1990, the Securities and Exchange Commission (the "Commission") filed a civil action against John Simonelli, Chairman and Chief Executive Officer of LSAI, alleging violations of (i) Sections 13(d) and 16(a) (which require that officers, directors and certain shareholders file securities ownership reports with the Commission) and (ii) Section 10(b) and Rule 10b-6 (which, in general, proscribe affiliates of issuers from purchasing securities during a distribution) of or promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such alleged violations, which occurred at various times from February 1985 through September 1987, pertained to Mr. Simonelli's purchase of securities of an issuer unrelated to LSAI and LSI, and the reporting of ownership of such securities. On the same day, Mr. Simonelli, without admitting or denying any of the Commission's allegations, agreed to make restitution payment to Unico, Inc. (formerly CMS Advertising, Inc.), the issuer of the securities, and consented to a permanent injunction, pursuant to which Mr. Simonelli was permanently enjoined from violating the foregoing sections of and rule promulgated under the Exchange Act. See "--Directors and Executive Officers," above.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table presents certain information as to the beneficial ownership of LSAI's Common Stock as of March 25, 1998, and the beneficial ownership of the Common Stock of (i) each person who is known to LSAI to be the beneficial owner of more than five percent thereof, (ii) each current director and executive officer of LSAI, and (iii) all current executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there is no family relationship between the executive officers and directors of LSAI.

                                                                COMMON STOCK
                                                       -----------------------------
                                                          SHARES          PERCENT OF
                                                       BENEFICIALLY          SHARE
NAME AND ADDRESS OF BENEFICIAL OWNER                       OWNED           OWNERSHIP
------------------------------------                   ------------       ----------
Arthur R. Peterson, Jr.(1)
  1111 Newton Street
  Gretna, Louisiana 70053                                 650,000             12.8%
John Simonelli(1)
  101 Park Avenue, Suite 810
  Oklahoma City, Oklahoma 73102                           360,000              7.1%
Larry E. Howell(1)
  101 Park Avenue, Suite 810
  Oklahoma City, Oklahoma 73102                           360,000              7.1%
Robert A. Gardebled, Jr.(2)                                75,000              1.5%
Jerome P. Welch(3)                                             --              -- %
Michael E. Dunn(3)                                             --              -- %
Executive Officers and Directors as a group
   (six persons)                                       1,465,000              26.8%

------------------------------------------------
(1) The number and percent of shares includes stock options for the purchase of 160,000 shares of Common Stock, of which 100,000 are exercisable after April 1, 1998.
(2) The number and percent of shares includes stock options exercisable for the purchase of 50,000 shares of Common Stock, of which 25,000 are exercisable after April 1, 1998.
(3) Each named Director holds stock options for the purchase of 10,000 shares of Common Stock, of which 5,000 are exercisable after April 1, 1998.

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

     Until June 1996, LSAI's offices located at 1101-A Sovereign Row in Oklahoma City were subleased from Unico, Inc. ("Unico") on a month-to-month basis currently for $1,500 per month, and the lessors of such premises to Unico include Messrs. Simonelli and Howell, who are officers and directors of LSAI. Messrs. Simonelli and Howell own, in the aggregate, a 50 percent undivided interest in such premises, and are former directors of Unico. During 1996, LSAI paid Unico, pursuant to the sublease, aggregate monthly rent of $6,000.

     During 1997 and 1996, Michael E. Dunn, a Director of the Company, was President, a Director and a shareholder of Dunn Swan & Cunningham. During 1997 and 1996, LSAI paid Dunn Swan & Cunningham, A Professional Corporation, $143,785 and $27,525, respectively, for services rendered and $20,374 and $3,576.91, respectively, in reimbursement of expenses advanced on behalf of LSAI. In addition, Michael E. Dunn received $10,000 for legal services rendered during 1997 on behalf of LSAI.

     On March 28, 1997, the Company issued to each of Jerome P. Welch, Michael E. Dunn and Harry Gray Browne, M.D. (a former Director), stock options exercisable for the purchase of 5,000 shares of Common Stock in replacement of options previously granted in 1995. The replacement options effectively reduced the exercise price of options granted in 1995 from $3.00 to $2.00 and extended the exercise period to March 28, 2007. In addition, on October 1, 1997, the Company issued to each of Jerome P. Welch and Michael E. Dunn stock options pursuant to the 1997 Plan to purchase 5,000 shares of LSAI Common Stock at $3.18 per share, which will become exercisable after April 1, 1998 and until October 1, 2007. See "Item 10. Executive Compensation--1997 Non-Qualified Stock Option Plan."

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

          2.1 The Asset Purchase Agreement between the Registrant and Pathology Laboratories, Ltd., dated January 31, 1997.(1)

          2.2 Amendment to Asset Purchase Agreement between Registrant and Pathology Laboratories, Ltd., dated July 30, 1997.(2)

          2.3 Settlement Agreement and General Release by and between Registrant, National Psychopharmacology Laboratory, Inc., Kenneth O. Jobson and Haroutune K. Dekirmenjian, dated August 25, 1997.(2)

          2.4 The Asset Purchase Agreement between the Registrant and Accu-Path Medical Laboratory, Inc., dated December 1, 1997.

          3.1  The Registrant's Certificate of Incorporation.(3)

          3.2  The Registrant's Bylaws.(3)

          4.1  Form of Certificate of Common Stock of the Registrant.(4)

          4.2  Form of 1994 Warrant.(4)

          4.3 Form of Warrant Agreement Between the Registrant and Liberty Bank and Trust Company of Oklahoma City, N.A., dated September 27, 1994.(4)

          4.4  Form of Representative's Warrants.(4)

          4.5 Laboratory Specialists of America, Inc. 1994 Stock Option Plan, as amended and restated October 30, 1996.(3)

          4.6 Form of Warrant for Purchase of Common Stock issued to Barber & Bronson, Incorporated and its designees.(2)

         10.1 Employment Agreement with John Simonelli, as amended and restated September 26, 1997.

         10.2 Employment Agreement with Larry E. Howell, as amended and restated September 26, 1997.

         10.3 Employment Agreement between Arthur R. Peterson, Jr. and Laboratory Specialists, Inc.,as amended and restated September 26, 1997.

         10.4 Loan Agreement between Hibernia National Bank and Laboratory Specialists, Inc., dated July 2, 1997.(5)

         10.5 Promissory Note issued by Laboratory Specialists, Inc. to Hibernia National Bank, dated July 2, 1997.(5)

         10.6 Investment Banking Agreement between Registrant and Barber & Bronson, Incorporated, dated June 5, 1997.(2)

         10.7 Employment Severance Agreement between Robert A. Gardebled, Jr. and Laboratory Specialists, Inc., dated November 20, 1997.

         21.1  Subsidiaries of Registrant.(2)

         27    Financial Data Schedule.

-----------------------------
(1) Incorporated by reference to Form 10-QSB Quarterly Report for the quarterly period ended March 31, 1996. as filed with the Commission on May 9, 1997.
(2) Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement No. 333-30997, as filed with the Commission on September 5, 1997.
(3) Incorporated by reference to Form SB-2 Registration Statement No. 333-30997 as filed with the Commission on July 10, 1997.
(4) Incorporated by reference to Amendment No. 2 to Form SB-2 Registration Statement No. 33-82058-D as filed with the Central Regional Office of the Commission on September 21, 1994.
(5) Incorporated by reference to Form 10-QSB Quarterly Report for the quarter ended June 30, 1997, as filed with the Commission on August 14, 1997.

(b)  REPORTS ON FORM 8-K.

On December 15, 1994, Registrant filed Form 8-K, which was amended by filing of Amendment No. 1 to Form 8-K/A on March 29, 1994 (the "Amendment"), with the Commission reporting, under Item 2. Acquisition or Disposition of Assets, the purchase by Registrant of certain assets from National Drug Assessment Corporation. See "Item 1. Description of Business--Background-- NDAC Asset Purchase" of this Report. The date of the Form-8-K is December 1,
1994.   The Amendment included under (a) Financial Statements and Exhibits of
Item 7. Financial Statements and Exhibits of the Form 8-K, the following financial statements of National Drug Assessment Corporation:

-- Report of Independent Public Accountants.
-- Statements of Revenues and Expenses Excluding Income Taxes for the Nine
    Months Ended September 30, 1994 and for the Year Ended December 31, 1993. -- Notes to Financial Statements for September 30, 1994 and December 31, 1993.

The Amendment included under (b) Pro Forma Financial Information of Item 7. Financial Statements and Exhibits of the Form 8-K, the following financial statements of the Registrant:

-- Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30,
    1994.
-- Unaudited Pro Forma Condensed Consolidated Statement of Operations for the
    Year Ended December 31, 1993.
-- Unaudited Pro Forma Condensed Consolidated Statement of Operations for the
    Nine Months Ended September 30, 1994.
-- Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements.

     During the last quarter of 1997, the Company did not file any reports on Form 8-K.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LABORATORY SPECIALISTS OF AMERICA, INC.
                                   (Registrant)


                              By: /S/ JOHN SIMONELLI
                                  -------------------------------------------
                                   John Simonelli, Chief Executive Officer

Date:  March 27, 1998

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                          DATE
----                          -----                          ----
/S/ JOHN SIMONELLI            Chief Executive Officer,       March 27, 1998
----------------------------  Secretary and Director
    John Simonelli



/S/ LARRY E. HOWELL           President, Chief Operating     March 27, 1998
----------------------------  Officer, and Director
    Larry E. Howell



/S/ ARTHUR R. PETERSON, JR.   Treasurer and Director         March 27, 1998
----------------------------
    Arthur R. Peterson, Jr.



/S/ ROBERT A. GARDEBLED, JR.  Director                       March 27, 1998
----------------------------
    Robert A. Gardebled, Jr.



/S/ JEROME P. WELCH           Director                       March 27, 1998
----------------------------
    Jerome P. Welch



/S/ MICHAEL E. DUNN           Director                       March 27, 1998
----------------------------
    Michael E. Dunn

                         INDEX TO FINANCIAL STATEMENTS


LABORATORY SPECIALISTS OF AMERICA, INC.:

     Report of Independent Public Accountants                              F-2

     Consolidated Balance Sheets, December 31, 1997 and 1996               F-3

     Consolidated Statements of Income for the Years Ended
         December 31, 1997, 1996 and 1995                                  F-5

     Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 1997, 1996 and 1995                      F-6

     Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1997, 1996 and 1995                            F-7

     Notes to Consolidated Financial Statements                            F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Laboratory Specialists of America, Inc.:


We have audited the accompanying consolidated balance sheets of Laboratory Specialists of America, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laboratory Specialists of America, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                     ARTHUR ANDERSEN LLP




Oklahoma City, Oklahoma,
 March 6, 1998

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1997 AND 1996


                                                                        1997               1996
                                                                     -----------        ----------
                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                           $ 2,863,639        $  727,381

 Accounts receivable, net of allowance of
   $568,237 in 1997 and $597,499 in 1996                               2,262,990         1,696,744
 Income tax refund receivable                                            190,498           312,664
 Inventories                                                             109,929            99,754
 Prepaid expenses and other                                              115,219           146,859
 Deferred tax asset                                                      160,709           211,078
                                                                     -----------        ----------

    Total current assets                                               5,702,984         3,194,480
                                                                     -----------        ----------


PROPERTY, PLANT AND EQUIPMENT, net of accumulated
 depreciation of $1,123,909 in 1997 and $900,948 in 1996               2,376,885         1,592,599
                                                                     -----------        ----------

OTHER ASSETS:

 Goodwill, net of accumulated amortization of $272,148
  in 1997 and $171,355 in 1996                                         2,316,302         2,663,850

 Customer lists, net of accumulated amortization of $518,105
  in 1997 and $216,429 in 1996                                         4,587,814         1,863,061
 Deferred costs                                                           32,595            80,818
                                                                     -----------        ----------

    Total other assets                                                 6,936,711         4,607,729
                                                                     -----------        ----------

    Total assets                                                     $15,016,580        $9,394,808
                                                                     -----------        ----------
                                                                     -----------        ----------

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1997 AND 1996




                                                                        1997               1996
                                                                     -----------        ----------
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                    $   742,292        $  521,705
 Accrued payroll expenses                                                411,364           300,103
 Accrued customer list installment payments                              510,345              -
 Other accrued expenses                                                   78,491            57,310
 Short-term debt                                                            -              410,293
 Current portion of long-term debt                                       527,696           118,085
 Obligations related to discontinued operation                           126,813           784,272
                                                                     -----------        ----------

    Total current liabilities                                          2,397,001         2,191,768
                                                                     -----------        ----------

LONG-TERM DEBT, net of current portion                                 2,353,428         1,245,690
                                                                     -----------        ----------

DEFERRED INCOME TAXES                                                    359,848           307,100

COMMITMENTS AND CONTINGENCIES(Note 9)

STOCKHOLDERS' EQUITY:


 Common stock, $0.001 par value, 20,000,000 shares
  authorized, 4,924,818 shares issued and outstanding in 1997
  and 3,313,405 shares issued and outstanding in 1996                      4,925             3,313
 Paid in capital in excess of par                                      8,291,365         5,366,027
 Retained earnings                                                     1,610,013           280,910
                                                                     -----------        ----------

    Total stockholders' equity                                         9,906,303         5,650,250
                                                                     -----------        ----------

    Total liabilities and stockholders' equity                       $15,016,580        $9,394,808
                                                                     -----------        ----------
                                                                     -----------        ----------




                The accompanying notes are an integral part of
                     these consolidated balance sheets.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                  1997           1996           1995
                                                              -----------     ----------     ----------
REVENUES                                                      $12,836,953     $8,726,799     $6,925,716
COST OF LABORATORY SERVICES                                     5,828,665      3,816,114      3,246,470
                                                              -----------     ----------     ----------
   Gross profit                                                 7,008,288      4,910,685      3,679,246
                                                              -----------     ----------     ----------
OPERATING EXPENSES:
 Selling                                                          654,284        601,945        561,470
 General and administrative                                     3,230,117      2,442,602      2,157,410
 Depreciation and amortization                                    690,268        504,123        232,535
 Asset impairment                                                   -            124,531          -
                                                              -----------     ----------     ----------
   Total operating expenses                                     4,574,669      3,673,201      2,951,415
                                                              -----------     ----------     ----------
OTHER (EXPENSE) INCOME:
 Interest expense                                                (230,433)       (67,185)       (29,651)
 Interest income                                                   78,035         41,208        126,939
 Other income                                                       1,146          4,169        323,846
                                                              -----------     ----------     ----------
   Total other (expense) income                                  (151,252)       (21,808)       421,134
                                                              -----------     ----------     ----------
   Income from continuing operations before income taxes        2,282,367      1,215,676      1,148,965
INCOME TAX EXPENSE                                                953,264        527,171        474,405
                                                              -----------     ----------     ----------
   Income from continuing operations                            1,329,103        688,505        674,560
DISCONTINUED OPERATION:
 Loss from operations of discontinued clinical business,
  net of tax benefit of $257,904                                    -           (500,636)         -
 Loss on disposal of clinical business, net of tax
  benefit of $489,420                                               -           (773,580)         -
                                                              -----------     ----------     ----------
   Net income (loss)                                            1,329,103       (585,711)       674,560
DIVIDENDS ON PREFERRED STOCK                                        -              -             13,344
                                                              -----------     ----------     ----------
   Net income (loss) available to common stockholders         $ 1,329,103     $ (585,711)    $  661,216
                                                              -----------     ----------     ----------
                                                              -----------     ----------     ----------
BASIC EARNINGS PER COMMON SHARE:
 Weighted average number of common stock shares outstanding     3,693,146      3,309,594      3,298,405
                                                              -----------     ----------     ----------
                                                              -----------     ----------     ----------
 Continuing operations                                        $      0.36     $     0.21     $     0.20
 Discontinued operation                                             -              (0.39)         -
                                                              -----------     ----------     ----------
   Total                                                      $      0.36     $    (0.18)    $     0.20
                                                              -----------     ----------     ----------
                                                              -----------     ----------     ----------
DILUTED EARNINGS PER COMMON SHARE:
 Weighted average number of common stock shares and common
  stock equivalents outstanding                                 4,325,618      3,954,787      3,843,391
                                                              -----------     ----------     ----------
                                                              -----------     ----------     ----------
 Continuing operations                                        $      0.31     $     0.17     $     0.17
 Discontinued operation                                             -              (0.32)         -
                                                              -----------     ----------     ----------
   Total                                                      $      0.31     $    (0.15)    $     0.17
                                                              -----------     ----------     ----------
                                                              -----------     ----------     ----------

                The accompanying notes are an integral part of these consolidated financial statements.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 1997           1996           1995
                                                              ----------     ----------     ----------
Preferred stock, $0.001 par value, $1 stated value:
 Balance, beginning of period                                 $    -         $    -         $  300,000
 Redemption of stock (Note 5)                                      -              -           (300,000)
                                                              ----------     ----------     ----------
    Balance, end of period                                         -              -              -
                                                              ----------     ----------     ----------
Common stock, $0.001 par value:
 Balance, beginning of period                                      3,313          3,298          3,298
 Exercise of common stock warrants (Note 11)                       1,501          -              -
 Issuance of stock in connection with the settlement
  of a note payable (Note 7)                                         103          -              -
 Other issuance of stock                                               8             15          -
                                                              ----------     ----------     ----------
    Balance, end of period                                         4,925          3,313          3,298
                                                              ----------     ----------     ----------
Paid in capital in excess of par:
 Balance, beginning of period                                  5,366,027      5,341,667      5,341,667
 Exercise of common stock warrants (Note 11)                   2,677,950          -              -
 Issuance of stock in connection with the settlement
  of a note payable (Note 7)                                     232,396          -              -
 Other issuance of stock                                          14,992         24,360          -
                                                              ----------     ----------     ----------
    Balance, end of period                                     8,291,365      5,366,027      5,341,667
                                                              ----------     ----------     ----------
Retained earnings:
 Balance, beginning of period                                    280,910        866,621        205,405
 Net income (loss)                                             1,329,103       (585,711)       674,560
 Preferred stock dividends                                         -              -            (13,344)
                                                              ----------     ----------     ----------
    Balance, end of period                                     1,610,013        280,910        866,621
                                                              ----------     ----------     ----------
    Total stockholders' equity                                $9,906,303     $5,650,250     $6,211,586
                                                              ----------     ----------     ----------
                                                              ----------     ----------     ----------

                  The accompanying notes are an integral part of these consolidated financial statements.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                   1997           1996          1995
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $  1,329,103   $   (585,711)  $    674,560
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities-
    Depreciation and amortization                                  690,268        550,933        232,535
    Provision for bad debts and other                               40,000        446,087         84,246
    Gain on sales of assets                                              -        (50,000)             -
    Deferred income taxes                                          103,117       (744,936)       (18,694)
    Asset impairment                                                     -        174,531              -
    Disposal of clinical business                                        -      1,263,000              -
    Impact of changes in assets and liabilities-
      Accounts receivable                                         (606,246)      (411,079)      (222,300)
      Income tax refund receivable                                 275,139        (54,939)         8,600
      Inventories                                                  (10,175)        43,582         (3,745)
      Prepaid expenses and other                                    17,342         64,182        (13,045)
      Accounts payable and accrued expenses                       (183,742)      (222,849)        (7,682)
                                                              ------------   ------------   ------------
          Net cash provided by operating activities              1,654,806        472,801        734,475
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (1,038,561)      (127,915)      (211,886)
  Proceeds from sales of assets                                          -         50,000              -
  Purchase of PLL customer list                                 (2,406,593)             -              -
  Purchase of Accu-Path customer list                             (101,018)             -              -
  Purchase of NPLI stock, net of cash acquired                           -     (1,022,597)             -
  Acquisition costs                                                (98,569)      (301,816)      (101,826)
                                                              ------------   ------------   ------------
          Net cash used in investing activities                 (3,644,741)    (1,402,328)      (313,712)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                         -              -        (24,748)
  Redemption of preferred stock                                          -              -       (300,000)
  Warrant offering costs                                                 -              -        (38,821)
  Net proceeds from exercise of warrants and stock options       2,733,272              -              -
  Payments on short-term debt                                      (91,833)      (598,515)             -
  Payments on long-term debt                                      (902,651)      (155,628)       (90,585)

  Proceeds from long-term borrowings, net of loan
    origination fees                                             2,387,405              -              -
                                                              ------------   ------------   ------------
          Net cash provided by (used in) financing activities    4,126,193       (754,143)      (454,154)
                                                              ------------   ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 2,136,258     (1,683,670)       (33,391)

CASH AND CASH EQUIVALENTS, beginning of period                     727,381      2,411,051      2,444,442
                                                              ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                      $  2,863,639   $    727,381   $  2,411,051
                                                              ------------   ------------   ------------
                                                              ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                    $    218,298   $    112,698   $     29,651
                                                              ------------   ------------   ------------
                                                              ------------   ------------   ------------
  Cash paid during the period for income taxes                $    823,000   $    631,564   $    480,405
                                                              ------------   ------------   ------------
                                                              ------------   ------------   ------------

                      The accompanying notes are an integral part of
                         these consolidated financial statements.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1997 AND 1996



1.   GENERAL:

Laboratory Specialists of America, Inc. (the "Company" or "LSAI"), an Oklahoma corporation, was organized in March 1994. Effective July 8, 1994, and January 2, 1996, respectively, LSAI acquired all of the capital stock of Laboratory Specialists, Inc. ("LSI"), a Louisiana corporation, and National Psychopharmacology Laboratory, Inc. ("NPLI"), a Tennessee corporation, and LSI and NPLI became wholly owned subsidiaries of LSAI.

Through LSI, the Company operates an independent forensic drug testing laboratory providing integrated drug testing services to corporations and governmental bodies, by negotiated contract, for detection of illegal drug use by employees and prospective employees. The Company's customers are primarily in the construction, transportation, service, mining and manufacturing industries, principally located in the southeast and southwest United States. See Note 3 for a discussion of NPLI.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of all subsidiary companies. All material intercompany transactions have been eliminated.

EARNINGS PER COMMON SHARE

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," during 1997 and restated all previously presented amounts in conformity with SFAS No. 128. Basic earnings per common share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common stock shares outstanding for the period. Diluted earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common stock shares and common stock equivalents outstanding which includes the dilutive impact of a convertible note payable and outstanding warrants and options using the treasury stock method.

The following table summarizes the calculation of basic earnings per common share and diluted earnings per common share:

                                                         For the Year Ended December 31,
                                       ------------------------------------------------------------------
                                               1997                   1996                  1995
                                       --------------------    ------------------    --------------------
                                        Income      Shares      Income    Income      Shares     Income
                                       (Numer-     (Denomi-    (Numer-   (Denomi-    (Numer-    (Denomi-
                                         ator)       nator)      ator)     nator)      ator)      nator)
                                       ---------   ---------   --------  ----------  --------   ---------

Income from continuing operations      $1,329,103              $688,505               $674,560
  Less- Preferred stock dividends               -                     -                 13,344
                                       ----------              --------               --------
BASIC EARNINGS PER COMMON SHARE
Income from continuing operations
  available to common stockholders      1,329,103  3,693,146    688,505   3,309,594    661,216   3,298,405

Per Common Share Amount                         $0.36                  $0.21                  $0.20
                                                -----                  -----                  -----
                                                -----                  -----                  -----
DILUTED EARNINGS PER COMMON SHARE
Effect of dilutive securities:
  Convertible note payable                   -        67,662       -        154,303       -           -
  Warrants                                   -       460,226       -        484,286       -        541,809
  Options                                    -       104,584       -          6,604       -          3,177
                                       ----------- ---------   --------  ----------   --------  ----------
Income from continuing operations
  available to common stockholders
  plus assumed conversions             $1,329,103  4,325,618   $688,505  $3,954,787   $661,216  $3,843,391
                                       ----------- ---------   --------  ----------   --------  ----------
                                       ----------- ---------   --------  ----------   --------  ----------
Per Common Share Amount                         $0.31                  $0.17                  $0.17
                                                -----                  -----                  -----
                                                -----                  -----                  -----


During 1997, 66,000 warrants to purchase two shares of common stock at $7.20 per warrant were outstanding but were not included in the computation of diluted earnings per common share because the warrants' exercise price was greater than the average market price of the common shares. Of these warrants, 30,000 were exercised to purchase 60,000 shares of common stock in November 1997, and the common shares issued are included as outstanding for the period from exercise through December 31, 1997, in both the basic earnings per common share and diluted earnings per common share calculations. The remaining 36,000 warrants, which expire on October 10, 1999, were outstanding at the end of 1997 (see Note 11).

CASH AND CASH EQUIVALENTS

Cash equivalents consist of all highly liquid debt instruments with an initial maturity of three months or less at the date of purchase. The Company invests excess cash overnight in repurchase agreements, which are government collateralized securities. The carrying amount of cash and cash equivalents approximates fair value of those instruments due to their short maturity.

INVENTORIES

Inventories consist of supplies of laboratory chemicals and specimen collection materials. Inventories are valued at the lower of cost or market, using the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost, and are depreciated over the estimated useful lives of the assets using the straight-line method as follows:

                                                Estimated
                                               Useful Lives       1997         1996
                                               ------------   -----------   ----------
         Land                                      N/A        $   169,353   $   29,353
         Building and improvements             7 - 40 Years     1,457,097      867,110
         Equipment                             5 - 12 Years     1,765,377    1,492,633
         Vehicles                                   5 Years        32,419       32,419
         Furniture and fixtures                5 - 10 Years        76,548       72,032
                                                              -----------   ----------
                                                                3,500,794    2,493,547
         Less- Accumulated depreciation and
           amortization                                        (1,123,909)    (900,948)
                                                              -----------   ----------
                                                              $ 2,376,885   $1,592,599
                                                              -----------   ----------
                                                              -----------   ----------


IMPAIRMENT OF LONG-LIVED ASSETS

Effective January 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets be reviewed for impairment by asset group for which the lowest level of independent cash flows can be identified. The adoption of SFAS No. 121 in 1996 resulted in no adjustment to the consolidated financial statements of the Company. However, during the fourth quarter of 1996, the Company made a decision to hold for sale a former laboratory building, which resulted in an impairment of approximately $111,000 being recorded, which reduced the net book value of the building to $225,000. The impairment is included in "Asset Impairment" in the accompanying consolidated income statement.

GOODWILL AND CUSTOMER LISTS

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

DEFERRED COSTS

At December 31, 1997, deferred costs of $32,595 related to loan origination fees for two notes payable to a bank which were issued during 1997. These costs are being amortized over the related lives of the associated notes payable. Deferred costs at December 31, 1996, included $38,821 of legal and accounting expenses incurred in connection with the registration of the Company's outstanding warrants (see Note 11), $33,523 related to construction in progress, and $8,474 other. In 1997, the deferred registration costs were recorded as a reduction of the proceeds from the exercise of the warrants.
Also in 1997, the Company transferred the construction in progress to property, plant and equipment and began depreciating the costs when the related building was placed in use.

EMPLOYEE STOCK OPTION PLAN

The Company accounts for its employee stock option plan using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 10).

INCOME TAXES

Deferred income taxes are provided to reflect the future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

USE OF ESTIMATES

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

3.   BUSINESS ACQUISITIONS:

NATIONAL PSYCHOPHARMACOLOGY LABORATORY, INC.

On January 2, 1996, the Company acquired all of the issued and outstanding capital stock (the "NPLI Stock") of NPLI, and purchased goodwill (the "NPLI Goodwill"), pursuant to a Stock Purchase Agreement dated January 1, 1996 (the "NPLI Purchase Agreement"), and NPLI became a wholly owned subsidiary of the Company (the "NPLI Acquisition"). NPLI was engaged in forensic drug testing (urine drug screening with chain of custody) and clinical testing and analysis.

Pursuant to the Purchase Agreement and in connection with the NPLI Acquisition, the Company (i) agreed to pay $1,585,000 for the NPLI Stock of which $1,075,000 was paid at closing to the shareholders of NPLI (the "NPLI Shareholders"), and two unsecured promissory notes, with an aggregate adjusted face value of $510,000, were issued and delivered to the NPLI Shareholders, (ii) agreed to pay $140,000 for the NPLI Goodwill payable in 24 monthly installments commencing on February 1, 1996, (iii) assumed net liabilities of NPLI of approximately $875,000, and (iv) incurred deferred income taxes of approximately $800,000 as a result of NPLI's tax basis being significantly less than the purchase price of the NPLI Stock. All of the above resulted in a total purchase price of approximately $3,400,000, substantially all of which was recorded as intangible assets.

The forensic portion of NPLI's business was merged into LSI's operation effective February 1996. The Company intended to sell the clinical business during 1996, but after negotiations with three potential buyers failed, the Company shut down the clinical operations effective in the fourth quarter of 1996. The revenues related to the discontinued clinical operation for the year ended December 31, 1996, were approximately $3,413,000. The related operating loss and shut down expenses of the clinical business are included in the accompanying consolidated income statement as "Discontinued Operation" and "Disposition of Discontinued Operation," respectively. Assuming the acquisition had occurred at the beginning of 1995, the unaudited consolidated pro forma results of operations (excluding the clinical business) for the year ended December 31, 1995, are as follows (in thousands of dollars, except per-share amounts):

                                                                    (Unaudited)
                                                                    -----------
     Revenues                                                         $ 8,626

     Net income from continuing operations                            $   851

     Basic earnings per common share from continuing operations       $  0.26

     Diluted earnings per common share from continuing operations     $  0.22


PATHOLOGY LABORATORIES, LTD.

On January 31, 1997, the Company acquired from Pathology Laboratories, Ltd. ("PLL") certain intangible assets pursuant to an Asset Purchase Agreement dated January 31, 1997. PLL is a privately held corporation. The assets purchased included the forensic drug testing customer list of PLL and all contracts, contract rights and agreements, correspondence with the customers for which PLL has provided forensic drug testing services, and all assets owned by PLL used in connection with the PLL office in Greenville, South Carolina. Pursuant to the Purchase Agreement, the Company (i) paid $1,600,000 at closing and (ii) assumed the obligations of PLL under a certain lease, dated September 16, 1996, which requires monthly base rental payments of $2,083 and which expires on September 16, 1999. Furthermore, the Company agreed to make four additional quarterly installment payments to PLL within 60 days following the end of each three-month period during the twelve months ending January 31, 1998. These quarterly payments are based on ninety percent of gross revenues directly attributable to each customer comprising the customer base of PLL for the year ending January 31, 1998, exceeding $1,600,000. Excluding the obligations assumed under the lease, the Company has estimated the total purchase price will be $2,560,000, which was allocated entirely to the customer list to be amortized over 15 years. In the accompanying consolidated balance sheet at December 31, 1997, the Company has $250,345 accrued for the remainder of the estimated purchase price as "accrued customer list installment payments." The initial purchase price of $1,600,000 was financed with additional long-term bank indebtedness. The Company consolidated the drug testing services with LSI's laboratory in March 1997.

Assuming the acquisition had occurred at the beginning of 1996, the unaudited consolidated pro forma results of operations for the year ended December 31, 1996, are as follows (in thousands of dollars, except per-share amounts):

                                                                    (Unaudited)
                                                                    -----------
     Revenues                                                         $ 11,287

     Net income from continuing operations                            $  1,093

     Basic earnings per common share from continuing operations       $   0.33

     Diluted earnings per common share from continuing operations     $   0.28


ACCU-PATH MEDICAL LABORATORIES, INC.

On December 1, 1997, the Company acquired from Accu-Path Medical Laboratories, Inc. ("Accu-Path") certain intangible assets pursuant to an Asset Purchase Agreement dated December 1, 1997. Accu-Path is a privately held corporation. The assets purchased included the forensic drug testing customer list of Accu-Path, all contracts and contract rights for the providing of drug testing services, and certain of the assets owned by Accu-Path used in connection with the Accu-Path office in Ruston, Louisiana. The purchase price for these assets was established as 180% of the collected and collectible forensic drug testing customer list revenues during the period from June 1998 through November 1998. The Company paid $100,000 at closing and will pay within 30 days following the end of each three-month period after closing, 50% of the forensic testing revenue for each of the first three quarters. The remaining purchase price balance will be paid through four quarterly installment payments with the first of such payments due 30 days following the end of the first twelve-month anniversary date of the acquisition. The Company has estimated the total purchase price will be $360,000, which was allocated entirely to the customer list to be amortized over 15 years. In the accompanying consolidated balance sheet at December 31, 1997, the Company has $260,000 accrued for the remainder of the estimated purchase price as "accrued customer list installment payments." The Company consolidated the drug testing services with LSI's laboratory in December 1997. Had the acquisition occurred at the beginning of 1997, the Company's results of operations for the year ended December 31, 1997, would not have been materially different from those presented in the accompanying consolidated statement of income.

4.   OTHER INCOME:

Other income, as reflected in the consolidated statement of income for the year ended December 31, 1995, includes proceeds of $320,000 received from the settlement of litigation brought by LSI.

5.   TRANSACTIONS WITH RELATED PARTIES:

During the years 1997, 1996 and 1995, LSAI incurred approximately $170,000, $30,000 and $130,000, respectively, for legal services rendered by a director of the Company who also serves as legal counsel for the Company. Management believes that the amounts incurred approximate those which would have been paid to unrelated parties for the same services.

In 1994, LSI issued a note payable in the amount of $353,123 to MBf USA, Inc. ("MBf") in connection with LSI's President and former owner, Arthur R. Peterson, Jr.'s acquisition of LSI's common stock. Peterson later exchanged all of the outstanding common stock of LSI for 1,000,000 shares of common stock and 300,000 shares of Series I Cumulative Redeemable Convertible Preferred Stock (the "Series I Preferred Stock") of LSAI. The Series I Preferred Stock was entitled to annual cumulative dividends based upon the national prime rate which initially was 6.75% subject to a maximum 2% rate increase or decrease adjustment. LSAI redeemed the Series I Preferred Stock in July 1995 at $1.00 per share totaling $300,000.

6.   LINE OF CREDIT:

In December 1995, LSI entered into a $1 million line of credit arrangement, which matured in December 1996. The line of credit was renewed for $250,000 in January 1997, maturing in January 1998, with an interest rate equal to the Citibank N.A. rate, which was 8.25% at the date of renewal. LSAI is a guarantor of any balances outstanding under the line of credit, which is collateralized by LSI's accounts receivable, intangibles, inventories, equipment, and furniture and fixtures. No borrowings were made against the line of credit during 1997, and no balance was outstanding as of December 31, 1997.

7.   DEBT:

Short-term debt at December 31, 1996, consisted of notes payable to the former shareholders of NPLI with a recorded amount of $334,460, representing the discounted value of approximately 153,282 shares reserved for issuance pursuant to the NPLI Purchase Agreement. The Company did not issue and deliver these shares to the former shareholders during 1996, based upon certain representations made by the NPLI Shareholders which the Company believed to have been misleading and false at the closing of the NPLI Acquisition. In August 1997, 103,333 shares of stock were issued to the NPLI shareholders to settle the note payable. The issuance of these shares of common stock has been excluded from the accompanying consolidated statement of cash flows as it is a non-cash transaction. The remaining short-term debt at December 31, 1996, of $75,833 related to the note payable for NPLI Goodwill (see Note 3), was paid in 1997.

Long-term debt consists of the following at December 31, 1997 and 1996:

                                                                   1997         1996
                                                               -----------   -----------
Note payable to MBf, due February 1999, interest rate 7%,
  collateralized by substantially all of the assets of LSI
  (see Note 5)                                                 $   353,123   $   353,123

Note payable for purchase of laboratory building                      -          450,000


Capital lease agreement with Boehringer-Mannheim Corporation       442,567       560,652

Note payable to a bank bearing interest at 8.65%, with
  principal and interest payable monthly through June 2002
  and the balance of principal and interest due in a balloon payment in July 2002, collateralized by substantially all
  of the assets of LSI                                             697,101          -

Term loan with a bank bearing interest at the prime rate plus
  0.5% (9.0% at December 31, 1997), with principal and interest payable monthly through January 2002, collateralized by
  substantially all of the assets of LSI                         1,388,333          -
                                                               -----------   -----------
    Total long-term debt                                         2,881,124     1,363,775
                                                               -----------   -----------
    Less- Current portion                                         (527,696)     (118,085)
                                                               -----------   -----------

                                                               $ 2,353,428   $ 1,245,690
                                                               -----------   -----------
                                                               -----------   -----------

In late 1996, the Company purchased a building to be renovated for its new laboratory. The purchase was financed by a note payable to the seller due in June 1997, with no stated interest rate. This was a noncash transaction and was excluded from the accompanying 1996 consolidated statement of cash flows. In 1996, this note payable to the seller was classified as long-term based on a written commitment from a bank to refinance the purchase and construction costs up to the lesser of 80% of appraised value or cost, not to exceed $720,000. Upon maturity in 1997, the note was refinanced through a note payable to a bank.

During February 1996, LSI entered into an agreement with Boehringer-Mannheim Corporation through February 2001, to purchase equipment and certain lab supplies at a fixed price, per drug screen performed. The agreement resulted in the Company recording approximately $650,000 in additional equipment, with an equal amount recorded as a capital lease obligation payable over five years. The amortization of the capital lease assets is included in depreciation expense in the accompanying consolidated statements of income. The total monthly payment through November 1996 was $46,740. The agreement was amended during December 1996, due to increased drug testing volumes and the new monthly payment became $59,750, with $13,223 allocated to the principal and interest of the capital lease obligation, and the remaining cost allocated to the cost of laboratory supplies. In July 1997, due to further increases in drug testing volumes, the original lease term was extended from five years to six years and additional equipment was added. The total monthly payment and capital lease obligation did not change as a result of this amendment, and the portion of the monthly payment which is allocated to the principal and interest of the capital lease obligation during the first five years of the agreement will be treated as equipment rental expense during the sixth year. The future minimum lease payments related to this obligation are as follows:

                                                         Capital    Operating
                                                       ----------  -----------
          1998                                         $  158,670  $   558,330
          1999                                            158,670      558,330
          2000                                            158,670      558,330
          2001                                             26,446      690,555
          2002                                               -         119,500
                                                       ----------  -----------
                                                          502,456    2,485,045

          Less- Interest on capital lease obligation       59,889         -
                                                       ----------  -----------
          Total future minimum lease payments          $  442,567  $ 2,485,045
                                                       ----------  -----------
                                                       ----------  -----------


8.   INCOME TAXES:

Prior to 1995, the Company had no material differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, except for certain goodwill which is not deductible for tax purposes, and treated as a permanent difference.

The 1997, 1996 and 1995 provision (benefit) for income taxes on income from continuing operations is summarized below:

                                            1997          1996         1995
                                          --------     ---------     --------
U.S. Federal-
 Current                                  $690,916     $ 581,467     $390,008
 Deferred                                   57,829      (166,115)      (8,735)
                                          --------     ---------     --------

                                           748,745       415,352      381,273
State                                      204,519       111,819       93,132
                                          --------     ---------     --------

  Total                                   $953,264     $ 527,171     $474,405
                                          --------     ---------     --------
                                          --------     ---------     --------

The results of the discontinued operation for the year ended December 31, 1996, include a tax benefit of $747,324.

Deferred tax liabilities (assets) at December 31, 1997 and 1996, are composed of the following:

                                                           1997         1996
                                                        ---------     ---------
Net current deferred tax asset:
 Allowance for doubtful accounts                        $(133,660)    $(134,273)
 Accrued liabilities                                      (58,564)     (105,180)
 Deferred taxable revenue, short-term                       4,848        28,375
 Customer list, net of amortization, short-term            26,667          -
                                                        ---------     ---------

                                                         (160,709)     (211,078)
                                                        ---------     ---------

Net non-current deferred tax liability:
 Accelerated depreciation                                  42,515       (69,748)
 Customer list, net of amortization, long-term            317,333       372,000
 Deferred taxable revenue, long-term                         -            4,848
                                                        ---------     ---------

                                                          359,848       307,100
                                                        ---------     ---------

 Total deferred taxes                                   $ 199,139     $  96,022
                                                        ---------     ---------
                                                        ---------     ---------

In the following table, the U.S. Federal income tax rate is reconciled to the Company's 1997, 1996 and 1995 effective tax rates from continuing operations for income as reflected in the consolidated statements of income.

                                                 1997       1996      1995
                                                 -----      -----     -----
U.S. statutory rate                              34.0%      34.0%     34.0%
 Increases resulting from-
  State income taxes                              6.1        6.1       5.4
  Goodwill amortization                           1.5        2.9       1.2
  Other                                           0.2        0.4       0.7
                                                 ----       ----      ----

                                                 41.8%      43.4%     41.3%
                                                 ----       ----      ----
                                                 ----       ----      ----

9. COMMITMENTS AND CONTINGENCIES:

CONTINGENT LIABILITIES

Incidental to its business, the Company from time to time is sued by individuals who have tested positive for drugs of abuse, generally arising from LSI's alleged failure to properly administer drug urinalysis tests. LSI is currently a defendant in several such lawsuits. Based upon prior successful defense of similar-type lawsuits, the Company believes it has valid defenses to each of such lawsuits, and intends to vigorously defend itself in such actions. Although LSI maintains insurance to protect itself against such liability, and LSI's insurance carriers have assumed the defense of LSI in connection with certain actions, the extent of such insurance coverage is limited, both in terms of types of risks covered by the policies and the amount of coverage. In the opinion of the Company's management and its legal counsel, these suits and claims should not result in judgments or settlements which would have a material adverse effect on the Company's results of operations or financial position. Although LSI has not experienced any material liability related to such claims, there can be no assurance that LSI, and possibly LSAI, will not at some time in the future experience significant liability in connection with such claims and such liability may exceed the extent of such insurance coverage, both in terms of risks covered by the policies and the amount of coverage, which could have a material effect on the results of operations and financial condition of the Company.

CERTIFICATION

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

EMPLOYMENT AGREEMENTS

LSAI has written employment agreements with its President and its Chief Executive Officer which provide, among other things, the following: (i) a term of four years from April 16, 1996, which automatically extends one additional year after each year of service; (ii) a base salary of $112,500 each; (iii) bonuses at the discretion of the Board of Directors not to exceed 10 percent of the net income of LSAI; (iv) eligibility for stock options under LSAI's stock option plans (see Note 10); and (v) health and disability insurance benefits and life insurance of $500,000. Subsequent to December
31, 1997, these agreements were verbally amended to increase the base salary to $114,750 each. The agreements also restrict the right to participate in other activities outside of LSAI to the extent such activities conflict with the ability to perform duties and that would violate duty and loyalty to LSAI.

LSI has a written employment agreement with its President which provides, among other things, the following: (i) a term of four years from April 16, 1996, which automatically extends one additional year after each year of service; (ii) a base salary of $125,000, (iii) a bonus equal to 10 percent of the pre-tax income of LSAI, not to exceed $50,000; (iv) eligibility for stock options under LSAI's stock option plans (see Note 10); and (v) health and disability insurance benefits and life insurance of $1,000,000. Subsequent to December 31, 1997, this agreement was verbally amended to increase the base salary to $127,500. The agreement requires the President to devote his full time and attention to the business of LSI.

LSI has verbal employment agreements with five key employees which provide, among other things, the following: (i) bonuses equal to one percent of the pre-tax income of LSI or equal to one percent of the net income of LSAI; (ii) other bonuses at the discretion of the Board of Directors; (iii) eligibility for stock options under LSAI's stock option plans (see Note 10); and (iv) eligibility for health, disability and life insurance benefits on the same terms as other employees. Additionally, LSI has a written employment severance agreement with one of these employees providing for salary continuation for a period of twelve months upon termination for any reason other than cause. The agreements require the five key employees to devote their full time and attention to the business of LSI.

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

10. STOCK OPTION PLANS:

LSAI established the 1994 Stock Option Plan (the "1994 Plan") on May 10, 1994. On October 30, 1996, the 1994 Plan was amended, and the total number of shares of common stock authorized and reserved for issuance was increased from 225,000 to 425,000. The 1994 Plan provides for the issuance of both incentive stock options ("ISO Options") and nonqualified stock options with or without stock appreciation rights ("SARs") to directors, executive officers, key employees and independent contractors and consultants of the Company and its subsidiaries. ISO Options may be granted only to employees of the Company and its subsidiaries.

On October 1, 1997, LSAI established the 1997 Non-Qualified Stock Option Plan (the "1997 Plan"), with 400,000 shares of common stock authorized to be granted. The 1997 Plan provides for the issuance of non-qualified stock options, with stock appreciation rights attached, to directors, executive officers, key employees and independent contractors and consultants of the Company and its subsidiaries.

The Board of Directors interprets both Plans and establishes certain committees to administer the Plans. These committees or the Board of Directors have authority to grant options to all eligible employees and determine the types of options granted, with or without SARs, the terms, restrictions and conditions of the options at the time of grant, and whether SARs, if granted, are exercisable at the time of the exercise of the option to which the SAR is attached. Under both Plans, the option price of the common stock is determined by the Board of Directors or the various committees. The price may not be less than 85% of the fair market value of the shares on the date of the grant of the option, with the exception of ISO options, which may not be less than the fair market value of the shares on the date of grant. The Company's stock options are fixed-price options generally granted at the fair market value of the underlying common stock on the date of grant. Generally, the options vest and become exercisable six months from the grant date and expire five to ten years after the grant date.

The following table shows the activity for options issued under the Plans as well as other options issued:

                                                                 1994 Plan
                                                          and Other Options Issued           1997 Plan
                                                         --------------------------   ------------------------
                                                                      Weighted                    Weighted
                                                                       Average                     Average
                                                                    Exercise Price              Exercise Price
                                                          Options     Per Option      Options     Per Option
                                                         --------     ----------      -------     ----------
  Balance outstanding December 31, 1994                      -             -              -            -
   Options granted                                        125,000         3.00            -            -
                                                         --------                      -------
  Balance outstanding December 31, 1995                   125,000         3.00            -            -
   Options granted                                        185,000         2.75            -            -
                                                         --------                      -------
  Balance outstanding December 31, 1996                   310,000         2.85            -            -
   Options cancelled                                     (250,000)        2.82            -            -
   Options granted                                        250,000         2.00         340,000        3.18
   Options exercised                                       (7,500)        2.00            -            -
                                                         --------                      -------
  Balance outstanding December 31, 1997                   302,500         2.20         340,000        3.18
                                                         --------                      -------
                                                         --------                      -------
   Options exercisable-
    December 31, 1995                                      10,000         3.00            -            -
    December 31, 1996                                     125,000         3.00            -            -
    December 31, 1997                                     302,500         2.20            -            -

Following is the range of exercise prices, the weighted-average remaining life of all stock options outstanding at December 31, 1997, and the weighted-average price within each price range of those options outstanding and those options exercisable at December 31, 1997.

                                                             Options Exercisable at
        Options Outstanding at December 31, 1997               December 31, 1997
---------------------------------------------------------   -----------------------
                              Weighted-
                               Average       Weighted-                 Weighted-
                              Remaining       Average                   Average
           Exercise Price    Contractual   Exercise Price            Exercise Price
 Options     Per Option      Life (Years)    Per Option     Options    Per Option
 -------   --------------    ------------  --------------   -------  --------------
 242,500       $2.00             9.3           $2.00        242,500       $2.00
  60,000        3.00             2.9            3.00         60,000        3.00
 340,000        3.18             9.8            3.18           -            -
 -------                                                    -------
 642,500     2.00-3.18           8.9            2.72        302,500        2.20
 -------                                                    -------
 -------                                                    -------

SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes a fair-value method of accounting for employee stock options under which compensation expense is measured based on the estimated fair value of stock options at the grant date and recognized over the period that the options vest. The Company will continue to account for its stock option plans under the optional intrinsic value method of APB No. 25, whereby no compensation expense is recognized for fixed-price stock options with a grant price equal to or in excess of the fair market value of the underlying stock at the grant date. Had compensation expense been determined in accordance with SFAS No. 123, the estimated weighted-average, grant-date fair value would have been $0.94, $1.14 and $1.23 per option for those options granted in 1997, 1996 and 1995, respectively, and the resulting compensation expense would have reduced net income and earnings per share as shown in the following pro forma amounts. These amounts may not be representative of compensation expense that might be expected to result in future years using the fair-value method of accounting for employee stock options, as the number of options granted in a particular year may not be indicative of the number of options granted in future years.

                                               1997         1996        1995
                                            ----------   ---------    --------
Net income (loss) available for
 common stockholders:
 As reported                                $1,329,103   $(585,711)   $661,216
 Pro forma                                   1,053,706    (673,516)    614,771

Earnings (loss) per share:
 Basic, as reported                         $     0.36   $   (0.18)   $   0.20
 Diluted, as reported                             0.31       (0.15)       0.17
 Basic, pro forma                                 0.29       (0.20)       0.19
 Diluted, pro forma                               0.24       (0.17)       0.16

The fair value of each option granted in 1997, 1996 and 1995 was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                        1997           1996           1995
                                        ----           ----           ----
Expected life (years)                     5              5              5
Risk-free interest rate                   6%             6%             6%
Expected dividend yield                   -              -              -
Expected volatility                      38%            35%            35%

11. COMMON STOCK WARRANTS:

In connection with the Company's public offering on October 11, 1994, the Company issued 660,000 warrants. No warrants had been exercised at December 31, 1996. Until April 15, 1997, each warrant could be exercised to purchase two shares of common stock for $3.50 per share. After April 15, 1997, each warrant could be exercised to purchase two shares of common stock for $2.00 per share. On September 3, 1997, LSAI gave notice to the holders of these warrants of the Company's election to redeem the outstanding warrants at $0.01 each on October 14, 1997, unless extended, at the sole discretion of the Company, to a date not later than November 7, 1997 (the "Warrant Redemption"). As a result, 658,290 of the warrants were exercised in September and October 1997, and the remaining 1,710 warrants were redeemed.

As a portion of the public offering underwriting compensation, the Company also issued warrants to purchase 66,000 units at $7.32 per unit, consisting of two shares of common stock and one warrant for two additional shares of common stock, exercisable during a four-year period commencing on October 11, 1995 (the "Underwriter Warrants"). The warrants included within each unit were exercisable under the same terms as the warrants issued in connection with the public offering as described above. As a result of the Warrant Redemption, 62,000 of these warrants were exercised for $0.12 per warrant plus $2.00 per share in September and October 1997, and the remaining 4,000 warrants were redeemed. After the Warrant Redemption, the holders of the Underwriter Warrants continue to have the right to exercise the Underwriter Warrants with respect to the two shares of common stock comprising the unit for $7.20. In November 1997, 30,000 of the Underwriter Warrants were exercised with respect to the two shares of common stock comprising the unit for $7.20. The remaining 36,000 of the Underwriter Warrants with respect to the two shares of common stock had not been exercised and were outstanding at December 31, 1997. The proceeds from the exercise of all warrants during 1997 are included in "net proceeds from exercise of warrants and stock options" in the accompanying consolidated statement of cash flows and was approximately $2.7 million, net of commissions and other offering expenses.

In connection with the Warrant Redemption, LSAI issued warrants to purchase 144,058 shares of common stock to various investment bankers as a portion of their compensation for serving as managers of the Warrant Redemption and certain other services. These warrants have an exercise price per share of $2.20 and expire on October 14, 2000. Both the number of shares and the exercise price per share are subject to adjustment under certain circumstances. The value of these warrants, recognized as compensation paid to the investment bankers for services provided, was treated as a reduction in the recognized net proceeds to the Company from the Warrant Redemption. The value of the outstanding warrants is included in paid in capital in excess of par and entirely offsets the recognized compensatory value of the warrants, resulting in no net effect on stockholders' equity.