Form 10QSB
period 1998-03-31
LABORATORY SPECIALISTS OF AMERICA INC
filed 1998-05-11
CIK 925052

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [_]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [_]    No [_]


APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 1998, 4,941,318 shares of issuer's Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes [_]   No [X]


                                       Total Sequentially Numbered Pages is   15

                    Index to Exhibits Appears on Sequentially Numbered Page   15

                    LABORATORY SPECIALISTS OF AMERICA, INC.

                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page
                                                                            ----
PART I-FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets
              December 31, 1997 and March 31, 1998 (Unaudited)..............   3

          Consolidated Statements of Income (Unaudited)
              Three Months Ended March 31, 1997 and 1998....................   5

          Consolidated Statements of Cash Flows (Unaudited)
              Three Months Ended March 31, 1997 and 1998....................   6

          Notes to Consolidated Financial Statements (Unaudited)............   7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................   9

PART II-OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS.................................................  12

  ITEM 2. CHANGES IN SECURITIES.............................................  12

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................  12

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  12

  ITEM 5. OTHER INFORMATION.................................................  13

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................  13

SIGNATURES..................................................................  14

PART I-FINANCIAL STATEMENTS
     ITEM 1.  FINANCIAL STATEMENTS

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES
           ---------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                                  DECEMBER 31,   MARCH  31,
                                                                                      1997          1998
                                                                                  ------------  ------------
                         ASSETS                                                                  (UNAUDITED)
                         ------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 2,863,639   $ 3,120,960
  Accounts receivable, net of allowances of $568,237 in
   1997 and $558,485 in 1998                                                         2,262,990     2,413,563

  Income tax refund receivable                                                         190,498            --
  Inventories                                                                          109,929        70,911
  Prepaid expenses and other                                                           115,219       170,659
  Deferred tax asset                                                                   160,709       160,709
                                                                                   -----------   -----------
    Total current assets                                                             5,702,984     5,936,802
                                                                                   -----------   -----------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $1,123,909 in 1997 and $1,194,023 in 1998                          2,376,885     2,340,997
                                                                                   -----------   -----------
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $272,148 in                           2,316,302     2,291,956
    1997 and $296,494 in 1998
  Customer list, net of accumulated amortization of $518,105
    in 1997, and $603,240 in 1998                                                    4,587,814     4,296,908
  Deferred costs                                                                        32,595        30,675
                                                                                   -----------   -----------
    Total other assets                                                               6,936,711     6,619,539
                                                                                   -----------   -----------
    Total assets                                                                   $15,016,580   $14,897,338
                                                                                   ===========   ===========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND  SUBSIDIARIES
           ---------------------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                  DECEMBER 31,      MARCH 31,
                                                                      1997            1998
                                                                  ------------  -----------------
                                                                                    (UNAUDITED)

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                 $   742,292        $   799,836
  Accrued income tax                                                        --             93,439
  Accrued payroll                                                      411,364            459,856
  Accrued expenses                                                      78,491             54,365
  Accrued customer list installment payments                           510,345            260,000
  Obligations from discontinued operations                             126,813            134,604
  Current portion of long-term debt.                                   527,696            531,573
                                                                   -----------        -----------
    Total current liabilities                                        2,397,001          2,333,673
                                                                   -----------        -----------
LONG-TERM DEBT, net of current portion                               2,353,428          1,865,954
                                                                   -----------        -----------
DEFERRED INCOME TAXES                                                  359,848            359,848
                                                                   -----------        -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Common stock, $0.001 par value, 20,000,000 shares authorized,
       4,924,818 shares issued and outstanding at 12/31/97 and
       4,934,818 shares issues and outstanding at 3/31/98                4,925              4,935
 Paid in capital in excess of par, common stock                      8,291,365          8,321,355
 Retained earnings                                                   1,610,013          2,011,573
                                                                   -----------        -----------
    Total stockholders' equity                                       9,906,303         10,337,863
                                                                   -----------        -----------
    Total liabilities and stockholders' equity                     $15,016,580        $14,897,338
                                                                   ===========        ===========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES
           --------------------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                             FOR THE THREE    FOR THE THREE
                                                             MONTHS ENDED     MONTHS ENDED
                                                            MARCH 31, 1997   MARCH 31, 1998
                                                            ---------------  ---------------
                                                                      (UNAUDITED)
REVENUES                                                        $2,587,222       $3,571,608

COST OF LABORATORY SERVICES                                      1,186,084        1,675,281
                                                                ----------       ----------
  Gross profit                                                   1,401,138        1,896,327
                                                                ----------       ----------
OPERATING EXPENSES:
  Selling                                                          132,129          196,414
  General and administrative                                       695,616          853,028
  Depreciation and amortization                                    140,849          192,344
                                                                ----------       ----------
    Total operating expenses                                       968,594        1,241,786
                                                                ----------       ----------
    Income from operations                                         432,544          654,541
                                                                ----------       ----------
OTHER INCOME (EXPENSE):
  Interest expense                                                 (36,876)         (46,144)
  Interest income                                                   11,653           37,167
  Other income                                                         303           39,933
                                                                ----------       ----------
    Total other income (expense)                                   (24,920)          30,956
                                                                ----------       ----------
    Income before income taxes                                     407,624          685,497

INCOME TAX EXPENSE                                                 173,621          283,937
                                                                ----------       ----------
    Net income available to common stockholders                 $  234,003       $  401,560
                                                                ==========       ==========
BASIC EARNINGS PER SHARE:
  Weighted Average Number Of Common Stock
  Shares Outstanding                                             3,313,405        4,925,485
                                                                ==========       ==========
  Earnings Per Common Stock Share                                     $.07             $.08
                                                                ==========       ==========
DILUTED EARNINGS PER SHARE:
  Weighted Average Number Of Common Stock and
  Common Stock Equivalents Outstanding                           3,891,723        5,288,380
                                                                ==========       ==========
  Earnings Per Common Stock and Common Stock Equivalents              $.06             $.08
                                                                ==========       ==========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

          LABORATORY SPECIALISTS  OF AMERICA,  INC. AND SUBSIDIARIES
          ----------------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------


                                                          FOR THE THREE     FOR THE THREE
                                                           MONTHS ENDED     MONTHS ENDED

                                                          MARCH 31, 1997   MARCH 31, 1998
                                                          ---------------  ---------------
                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $   234,003       $  401,560
  Adjustments to reconcile net income to net cash
    provided by operating activities -
      Depreciation and amortization                              140,849          192,344
      Provision for bad debts                                     30,000               --
      Gain from extinguishment of long-term debt                      --          (38,121)
      Impact of changes in assets and liabilities:
          Accounts receivable-current                           (300,764)        (150,573)
          Income tax refund receivable                           173,621          190,498
          Inventories                                            (16,389)          39,018
          Prepaid expenses and other                                 290          (55,440)
          Income tax payable                                          --           93,439
         Accounts payable and accrued expenses                   131,013           89,701
                                                             -----------       ----------
      Net cash provided by operating activities                  392,623          762,426
                                                             -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (217,431)         (46,977)
  Purchase of PLL Customer List                               (1,650,433)         (42,033)
  Purchase of Accu-Path Customer List                                 --           (2,541)
  Acquisition costs                                             (193,058)           1,920
                                                             -----------       ----------
      Net cash  used in investing
                                                             -----------       ----------
        activities                                            (2,060,922)         (89,631)
                                                             -----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term debt                                    (11,666)              --
  Payments on long-term debt                                     (85,312)        (445,474)
  Proceeds from long-term borrowings                           1,681,309               --
  Proceeds from exercise of warrants and stock options                --           30,000
                                                             -----------       ----------
      Net cash provided by (used in) financing
        activities                                             1,584,331         (415,474)
                                                             -----------       ----------
(DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                  (83,968)         257,321
                                                             -----------       ----------
CASH AND CASH EQUIVALENTS, beginning
  of period                                                      727,381        2,863,639
                                                             -----------       ----------
CASH AND CASH EQUIVALENTS, end of period                     $   643,413       $3,120,960
                                                             ===========       ==========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                   $    36,876       $   58,279
                                                             ===========       ==========
  Cash paid during the period for taxes                      $        --      $        --
                                                             ===========      ===========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

            LABORATORY SPECIALISTS OF AMERICA,  INC. AND SUBSIDIARY
            -------------------------------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

(INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 1997, AND MARCH 31, 1998, IS
                                  UNAUDITED.)

1.  GENERAL

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The consolidated balance sheet at December 31, 1997, has been derived from the audited balance sheet of the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on March 27, 1998. The financial data for the interim periods presented may not necessarily reflect the results to be expected for the full year.

2.  EARNINGS PER COMMON SHARE

Both Basic and Diluted Earnings per common share were computed using the weighted average number of common shares outstanding. Diluted earnings per share were computed by adding the dilutive effect, if any, of the conversion of stock options, outstanding warrants and contingent shares. In the diluted earnings per share calculation the outstanding warrants were calculated using the weighted average market price during the term of the warrants.

3.  GOODWILL AND CUSTOMER LIST

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

5.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In connection with the Pathology Laboratories, Ltd. ("PLL") Purchase, LSI had recorded a liability of $960,000 based upon estimated future quarterly payments. As of March 31, 1998, total payments of $751,688 were recorded as reductions in the liability owed to PLL for the four installments. The remaining balance of the liability, approximately $208,312, was recorded as a reduction in the carrying value of the PLL customer list.

In connection with the Accu-Path Medical Laboratory, Inc. ("Accu-Path") Purchase, LSI has recorded a liability of $260,000 based upon estimated future quarterly payments. As of March 31, 1998, no payments have been made toward the liability with Accu-Path.

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

The above transactions, except the monthly payment to the vendor and the reductions in the liability owed to PLL and Accu-Path, are non-cash transactions and have been excluded from the accompanying statements of cash flows.

6.  SUBSEQUENT EVENTS

On May 1, 1998, the Company acquired from Harrison Laboratories, Inc. ("HLI"), a Texas corporation, certain intangible assets pursuant to an Asset Purchase Agreement dated April 13, 1998, ("HLI Asset Purchase"). The assets purchased included the customer list of HLI and certain other intangible assets. Pursuant to the HLI Asset Purchase, the Company (i) paid $ 500,000 at closing, (ii) assumed the obligations of HLI under a certain capital lease, dated November 11, 1997, which requires 60 monthly base payments of $6,137, and (iii) is required to make a final payment, on or before June 1, 1999, in an amount equal to 100 percent of the gross revenues directly attributable to each customer comprising the customer base of HLI for the year ended April 30, 1999, exceeding $ 533,000.

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

  Through LSI, the Company operates an independent forensic drug testing laboratory providing integrated drug testing services to corporations and governmental bodies, by negotiated contract, for detection of illegal drug use by employees and prospective employees. The Company's customers are primarily in the construction, transportation, service, mining, and manufacturing industries, principally located in the southeast and southwest United States.

RESULTS OF OPERATIONS

  The following table sets forth selected results of operations for (i) the twelve months ended December 31, 1996 and 1997, which are derived from the audited consolidated financial statements of the Company and (ii) for the three months ended March 31, 1997 and 1998, which are derived from the unaudited consolidated financial statements of the Company which include, in the opinion of management of the Company, all normal recurring adjustments which management of the Company considers necessary for a fair statement of the results for such periods The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                    For the Year Ended December 31,                  Three Months Ended March 31,
                               -----------------------------------------      ------------------------------------------
                                      1996                  1997                    1997                    1998
                               ------------------     ------------------      ------------------      ------------------
                                                                           (UNAUDITED)             (UNAUDITED)

                               AMOUNT     PERCENT     AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                               ------     -------     ------     -------      ------     -------      ------     -------
Revenues                      $8,726,799    100.0%  $12,836,953    100.0%   $2,587,222     100.0%   $3,571,608     100.0%
Cost of revenues               3,816,114     43.7%    5,828,665     45.4%    1,186,084      45.9%    1,675,281      46.9%
                              ----------    -----   -----------    -----    ----------     -----    ----------     -----
Gross profit                   4,910,685     56.3%    7,008,288     54.6%    1,401,138      54.1%    1,896,327      53.1%
                              ----------    -----   -----------    -----    ----------     -----    ----------     -----
Operating expenses:
  Selling                        601,945      6.9%      654,284      5.1%      132,129       5.1%      196,414       5.5%
  General and                  2,442,602     28.0%    3,230,117     25.1%      695,616      26.9%      853,028      23.9%
   administrative
  Depreciation and
     amortization                504,123      5.8%      690,268      5.4%      140,849       5.4%      192,344       5.4%
 Asset impairment                124,531      1.4%           --      0.0%           --       0.0%           --       0.0%
                              ----------    -----   -----------    -----    ----------     -----    ----------     -----
Total operating expenses       3,673,201     42.1%    4,574,669     35.6%      968,594      37.4%    1,241,786      34.8%
                              ----------    -----   -----------    -----    ----------     -----    ----------     -----
Income from operations        $1,237,484     14.2%  $ 2,433,619     19.0%   $  432,544      16.7%   $  654,541      18.3%
                              ==========    =====   ===========    =====    ==========     =====    ==========     =====

  During the three months ended March 31, 1998, LSI experienced a 4.0 percent decrease in the price per specimen, compared to the three months ended March 31, 1997, principally due to increased price competition amongst providers of drug testing services, price per specimen being an important factor in obtaining and maintaining clients. Management of LSI closely monitors its price per specimen, the prices of its competitors and the costs of processing specimens to remain competitive, as well as profitable. There can be no assurance that price per specimen will not decline during 1998. In the event price stabilization does not occur, LSI will, as it has in the past, take appropriate measures to downsize its drug testing personnel and possibly furthur automate the testing process and employ additional technology to continue profitability, although there can be no assurance that such measures will assure profitability in the event of substantial price reductions within the short term.

Comparison of Three-Month Periods Ended March 31, 1997 and 1998

  Revenues increased to $3,571,608 in the three months ended March 31, 1998 (the "1998 Interim Period"), from $2,587,222 in the three months ended March 31, 1997 (the "1997 Interim Period"), an increase of 38.0 percent. The increase in revenues was due to a 44.2 percent increase in the number of specimens analyzed during the 1998 Interim Period as compared to the 1997 Interim Period, although partially offset by a decrease of 4.0 percent in the average price per specimen. The increase in number of specimens analyzed was attributable to the PLL and Accu-Path Asset Purchases as well as LSI's normal sales and marketing efforts. The decrease in the average price per specimen was principally due to increased price competition among providers of drug testing services, price per specimen being an important factor in obtaining and maintaining clients.

  Cost of revenues increased $489,197 from $1,186,084 in the 1997 Interim Period
to $1,675,281 in 1998 Interim Period, an increase of 41.2 percent.   Gross
profit on revenues decreased as a percentage of revenues from 54.1 percent in the 1997 Interim Period to 53.1 percent in 1998 Interim Period. The decrease was primarily due to the decrease in the price per specimen. In addition, a key laboratory position was added in early 1998 resulting in increased salaries.

  Operating expenses increased from $968,594 in the 1997 Interim Period to $1,241,786 in the 1998 Interim Period, an increase of 28.2 percent, and decreased as a percentage of revenues from 37.4 percent to 34.8 percent. The increase in operating expenses for the Interim Period was attributable to increases in selling expenses of $64,285, general and administrative expenses of $157,412 and depreciation and amortization of $51,495. The increase in general and administrative expenses was principally a result of (i) an increase in executive officer compensation, (ii) the addition of several key positions at LSI and (iii) the addition of certain overhead costs associated with the PLL and Accu-Path Asset Purchases. The increase in selling expenses was due to several additions to the sales force during 1997, to assist in maintaining forensic clients acquired in the PLL and Accu-Path Asset Purchase as well as generate additional business in other areas of the country. Depreciation increased due to the renovation of the new laboratory and purchase of additional equipment at LSI, while amortization increased due to the acquisitions of PLL and Accu-Path and the amortization of the PLL and Accu-Path customer lists.

  Income from operations increased from $432,544 in the 1997 Interim Period to $654,541 in the 1998 Interim Period, a 51.3 percent increase and increased from
16.7 percent of revenues in the 1997 Interim Period to 18.3 percent of revenues in the 1998 Interim Period.

  Interest expense increased from $36,876 in the 1997 Interim Period to $46,144 in 1998 Interim Period, a 25.1 percent increase. The increase in interest expense is a result of a capital lease agreement for certain laboratory equipment entered into late in the first quarter of 1996 and the bank loans associated with the PLL Asset Purchase and the purchase and renovation of the new laboratory building. Interest income increased from $11,653 in the 1997 Interim Period to $37,167 in the 1998 Interim Period. Other income increased from $303 in the 1997 Interim Period to $39,933 in the 1998 Interim Period. Net income, after provision for income taxes, increased from $234,003 in the 1997 Interim Period to $401,560 in the 1998 Interim Period, a 71.6 percent increase.

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

  Income Taxes

  Income taxes accrued for the three months ended March 31, 1998, were based on an effective combined federal and state corporate income tax rate of approximately 40 percent of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities totaled $762,426 in the three months ended March 31, 1998, and $392,623 in the three months ended March 31, 1997. As of March 31, 1998, LSAI had working capital of $3,603,129, compared to working capital of $3,305,983, at December 31, 1997. In the event the Company's revenues increase as anticipated by management of the Company, the Company's working capital requirements will also increase and such requirements may exceed the net cash provided by operating activities and require that cash be used in operating activities from sources other than operations, including the available cash and cash equivalents (which were $3,120,960 at March 31, 1998) and borrowing. The increase in cash used in operations will principally be due to the timing differential between Company's payment for materials and services to its suppliers and employee work force, and the time at which the Company receives payment from its customers.

FUTURE OPERATIONS AND LIQUIDITY

  On January 9, 1997, LSI entered into a loan agreement with Hibernia National Bank (the "bank") for a term loan of $1,700,000 to be used for the acquisition of PLL. This loan is payable in 59 monthly principal installments of approximately $28,333, with a final principal payment becoming due on January 10, 2002, of approximately $28,547. The outstanding principal balance of this loan bears interest at the Citibank N.A. Rate. As of March 31, 1998, the interest rate was 9 percent per annum and the outstanding principal amount of such loan was approximately $1,303,333.

  On July 2, 1997, LSI entered into a loan agreement with the bank for a term loan in the principal amount of $720,000, to refinance the building to which LSI's laboratory has been relocated. This loan is payable in 36 monthly installments of approximately $9,800, followed by 23 monthly installments of approximately $6,000, with a final payment becoming due on July 2, 2002, of approximately $484,700. The outstanding principal balance of this loan bears interest at a rate of 8.65 percent per annum. As of March 31, 1998, the outstanding principal balance amount of such loan was approximately $682,650.

  On December 1, 1997, the Company acquired from Accu-Path Medical Laboratory, Inc. certain intangible assets pursuant to an Asset Purchase Agreement, dated December 1, 1997. Pursuant to the Purchase Agreement, the Company agreed to pay 180 percent of the the forensic testing revenues during the period from June through November, 1998 as follows: (i) $100,000 paid at closing, (ii) an amount equal to 50 percent of the forensic testing revenues for each of the first three quarters, to be paid thirty days following the end of each quarter, and (iii) the balance to be paid in four quarterly installments with the first payment due thirty days following tht end of the first twelve month anniversary period from the date of closing. The estimated gross revenues attributable to this customer base was approximately $400,000. As of March 31, 1998, no payments have been made toward the liability with Accu-Path.

  On May 1, 1998, the Company acquired from HLI, certain intangible assets pursuant to an Asset Purchase Agreement dated April 13, 1998. Pursuant to the HLI Asset Purchase the Company (i) paid $500,000 at closing,

(ii) assumed the obligations of HLI under a certain capital lease, dated November 11, 1997, which requires 60 monthly base payments of $6,137, and (iii) is required to make a final payment, on or before, June 1, 1999, in an amount equal to 100 percent of the gross revenues directly attributable to each customer comprising the customer base of HLI for the year ended April 30, 1999, exceeding $533,000. The estimated gross revenues attributable to the customer base, for the year ended December 31, 1997, was approximately $1,300,000. As of March 31, 1998, no payments have been made toward the liablitiy with HLI.

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

PART II-OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

  Other than the pending litigation previously reported in the Annual Report on Form 10-KSB filed with the Commission on March 27, 1998, LSAI does not have any pending litigation. In the ordinary course of its business, LSI from time to time is sued by individuals who have tested positive for drugs of abuse. To date, LSI has not experienced any material liability related to these claims, although there can be no assurance that LSI will not at some time in the future experience significant liability in connection with such claims. Based upon the prior successful defense of similar-type litigation, LSI believes they have valid defenses to the plaintiffs claims in all pending litigation, and LSI intends to vigorously defend themselves in such litigation. LSI is not currently a defendant party in any other legal proceedings other than routine litigation that is incidental to the business of LSI, and management of LSI believes the outcome of such legal proceedings will not have a material adverse effect upon the results of operations or financial condition of LSI . Furthermore, management of LSI believes that the liability coverage is adequate with respect to the pending litigation and, in general, for the business of LSI.

ITEM 2.   CHANGES IN SECURITIES

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   OTHER INFORMATION

     Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

               Exhibit No.
               -----------

               10.1 Loan Agreement between Hibernia National Bank and Laboratory Specialists, Inc., dated January 9, 1997.


               10.2      Promissory Note issued by Laboratory Specialists,
                         Inc. to Hibernia National Bank, dated January 9, 1997.


               10.3 The Asset Purchase agreement between the Registrant, Laboratory Specialists, Inc., and Harrison Laboratories, Inc., dated April 13, 1998 .


               10.4 Employment Agreement between Roy D. Harrison, Laboratory Specialists, Inc. and the Registrant.

               27        Financial Data Schedules.

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



                                    LABORATORY SPECIALISTS OF
                                         AMERICA, INC.
                                           (Registrant)



Date: May 11, 1998                  By: /s/ Arthur R. Peterson, Jr.
                                    -------------------------------
                                        Arthur R. Peterson, Jr.
                                             Treasurer

                               INDEX TO EXHIBITS
                               -----------------


                                                                    SEQUENTIALLY
                                                                      NUMBERED
  EXHIBIT NO.                     EXHIBIT                               PAGE
  -----------                     -------                           ------------

     10.1         Loan Agreement between Hibernia National               16
                  Bank and Laboratory Specialists, Inc., dated
                  January 9, 1997.

     10.2         Promissory Note issued by Laboratory                   40
                  Specialists, Inc. to Hibernia National Bank, dated January 9, 1997.

     10.3         The Asset Purchase Agreement between                   45
                  the Registrant, Laboratory Specialists, Inc., and Harrison Laboratories, Inc., dated
                  April 13, 1998.

     10.4         Employment Agreement between Roy D.                    63
                  Harrison, Laboratory Specialists, Inc., and the Registrant.

     27           Financial Data Schedules.                              68