Form 10QSB
period 1998-06-30
LABORATORY SPECIALISTS OF AMERICA INC
filed 1998-08-11
CIK 925052

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

(Mark One)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No _____.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 1998, 5,638,461 shares of issuer's Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes _____  No __X__

                                        Total Sequentially Numbered Pages is 16

                     Index to Exhibits Appears on Sequentially Numbered Page 16

                    LABORATORY SPECIALISTS OF AMERICA, INC.

                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                          Page
                                                                          ----
PART I--FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

   Consolidated Balance Sheets
    December 31, 1997 and June 30, 1998 (Unaudited)                         3

   Consolidated Statements of Income (Unaudited)
    Three and Six Months Ended June 30, 1997 and  1998                      5

   Consolidated Statements of Cash Flows (Unaudited)
    Three and Six Months Ended June 30, 1997 and 1998                       6

   Notes to Consolidated Financial Statements (Unaudited)                   7

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              9

PART II--OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS                                                 14

 ITEM 2. CHANGES IN SECURITIES                                             14

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                   14

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

 ITEM 5. OTHER INFORMATION                                                 14

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  14

SIGNATURES                                                                 15

PART I--FINANCIAL STATEMENTS
 ITEM 1. FINANCIAL STATEMENTS

           LABORATORY SPECIALISTS OF AMERICA, INC. AND  SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    JUNE 30,
                                                                 1997          1998
                                                              -----------   -----------
                                                                            (UNAUDITED)
                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $ 2,863,639    $4,776,869
  Accounts receivable, net of allowances of $568,237 in
   1997 and $494,989 in 1998                                    2,262,990     2,860,074
  Income tax refund receivable                                    190,498            --
  Inventories                                                     109,929        72,172
  Prepaid expenses and other                                      115,219       158,457
  Deferred tax asset                                              160,709       160,709
                                                              -----------   -----------

    Total current assets                                        5,702,984     8,028,281
                                                              -----------   -----------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $1,123,909 in 1997 and $1,281,817 in 1998     2,376,885     2,390,096
                                                              -----------   -----------

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $272,148 in
    1997 and $316,592 in 1998                                   2,316,302     2,271,859
  Customer list, net of accumulated amortization of $518,105
    in 1997, and $695,913 in 1998                               4,587,814     5,217,751
  Deferred costs                                                   32,595        45,051
                                                              -----------   -----------

    Total other assets                                          6,936,711     7,534,661
                                                              -----------   -----------

    Total assets                                              $15,016,580   $17,953,038
                                                              -----------   -----------
                                                              -----------   -----------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

           LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31,     JUNE 30,
                                                       1997           1998
                                                   -----------    -----------
                                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $   742,292    $   871,128
  Accrued income tax                                        --         95,559
  Accrued payroll                                      411,364        974,202
  Accrued expenses                                      78,491         68,893
  Accrued customer list installment payments           510,345        595,994
  Obligations from discontinued operations             126,813         14,080
  Current portion of long-term debt.                   527,696        535,531
                                                   -----------    -----------

    Total current liabilities                        2,397,001      3,155,387
                                                   -----------    -----------

LONG-TERM DEBT, net of current portion               2,353,428      1,730,909
                                                   -----------    -----------

DEFERRED INCOME TAXES                                  359,848        359,848
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Common stock, $0.001 par value, 20,000,000 shares
   authorized, 4,924,818 shares issued and
   outstanding at 12/31/97 and 5,602,446 shares
   issues and outstanding at 6/30/98                     4,925          5,602
 Paid in capital in excess of par, common stock      8,291,365     10,136,973
 Retained earnings                                   1,610,013      2,564,319
                                                   -----------    -----------

    Total stockholders' equity                       9,906,303     12,706,894
                                                   -----------    -----------

    Total liabilities and stockholders' equity     $15,016,580    $17,953,038
                                                   -----------    -----------
                                                   -----------    -----------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

             LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   UNAUDITED

                                        FOR THE THREE   FOR THE THREE    FOR THE SIX    FOR THE SIX
                                         MONTHS ENDED   MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                        JUNE 30 , 1997  JUNE 30, 1998   JUNE 30, 1997   JUNE 30, 1998
                                        --------------  -------------   -------------   ------------
REVENUES                                  $ 3,423,760    $ 4,088,156     $ 6,010,982    $ 7,659,764

COST OF LABORATORY SERVICES                 1,473,773      1,787,565       2,659,857      3,462,846
                                          -----------    -----------     -----------    -----------
    GROSS PROFIT                            1,949,987      2,300,591       3,351,125      4,196,918
                                          -----------    -----------     -----------    -----------
OPERATING EXPENSES:
  SELLING                                     159,966        228,518         292,095        424,932
  GENERAL AND ADMINISTRATIVE                  903,464        933,024       1,599,080      1,786,052
  DEPRECIATION AND AMORTIZATION               176,323        200,564         317,172        392,908
                                          -----------    -----------     -----------    -----------
    TOTAL OPERATING EXPENSES                1,239,753      1,362,106       2,208,347      2,603,892
                                          -----------    -----------     -----------    -----------
    INCOME FROM OPERATIONS                    710,234        938,485       1,142,778      1,593,026
                                          -----------    -----------     -----------    -----------
OTHER INCOME (EXPENSE):
  INTEREST EXPENSE                            (53,608)       (52,294)        (90,484)       (98,438)
  INTEREST INCOME                               7,840         40,656          19,493         77,823
  OTHER INCOME                                   (231)        12,554              72         52,487
                                          -----------    -----------     -----------    -----------
    TOTAL OTHER INCOME (EXPENSE)              (45,999)           916         (70,919)        31,872
                                          -----------    -----------     -----------    -----------
    INCOME BEFORE INCOME TAXES                664,235        939,401       1,071,859      1,624,898

INCOME TAX EXPENSE                            275,622        386,655         449,243        670,592
                                          -----------    -----------     -----------    -----------
    NET INCOME                            $   388,613    $   552,746     $   622,616    $   954,306
                                          -----------    -----------     -----------    -----------
BASIC EARNINGS PER SHARE:
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
SHARES OUTSTANDING                          3,313,405      5,110,538       3,313,405      5,018,523
                                          -----------    -----------     -----------    -----------
                                          -----------    -----------     -----------    -----------
NET INCOME PER COMMON STOCK SHARE         $       .12    $       .11     $       .19    $       .19
                                          -----------    -----------     -----------    -----------
                                          -----------    -----------     -----------    -----------
DILUTED EARNINGS PER SHARE:
WEIGHTED AVERAGE NUMBER OF COMMON STOCK
  AND COMMON STOCK EQUIVALENTS
  SHARES OUTSTANDING                        3,766,454      5,470,042       3,834,644      5,381,554
                                          -----------    -----------     -----------    -----------
                                          -----------    -----------     -----------    -----------
NET INCOME PER COMMON STOCK AND
  COMMON STOCK EQUIVALENTS                $       .10    $       .10     $       .16    $       .18
                                          -----------    -----------     -----------    -----------
                                          -----------    -----------     -----------    -----------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE SIX     FOR THE SIX
                                                          MONTHS ENDED    MONTHS ENDED
                                                          JUNE 30, 1997   JUNE 30, 1998
                                                          -------------   -------------
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   622,616     $   954,306
  Adjustments to reconcile net income to net cash
    provided by operating activities -
      Depreciation and amortization                            317,172         392,908
      Provision for bad debts and other                         40,000              --
      Gain from extinguishment of long-term debt                    --         (38,122)
      Impact of changes in assets and liabilities:
        Accounts receivable                                   (627,671)       (630,939)
        Income tax refund receivable                           241,243         190,498
        Inventories                                             24,384          37,757
        Prepaid expenses and other                              53,759         (43,238)
        Income tax payable                                          --          95,559
        Accounts payable and accrued expenses                  257,255          90,382
                                                           -----------     -----------
      Net cash provided by operating activities                928,758       1,049,111
                                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (481,957)       (183,870)
  Purchase of PLL Customer List                             (1,894,184)        (42,033)
  Purchase of Accu-Path Customer List                               --         (92,692)
  Purchase of Harrison Customer List                                --        (553,515)
  Acquisition costs                                            (37,514)        (12,456)
                                                           -----------     -----------
      Net cash used in investing activities                 (2,413,655)       (884,566)
                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowings                            (11,667)             --
  Payments on long-term borrowings                            (199,533)       (576,562)
  Proceeds from long-term borrowings                         1,682,293              --
  Proceeds from exercise of warrants and stock options              --          49,400
  Proceeds from private offering                                    --       2,275,847
  Warrant offering costs                                       (10,420)             --
                                                           -----------     -----------
      Net cash provided by financing activities              1,460,673       1,748,685
                                                           -----------     -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (24,224)      1,913,230
                                                           -----------     -----------
CASH AND CASH EQUIVALENTS, beginning of period                 727,381       2,863,639
                                                           -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                   $   703,157     $ 4,776,869
                                                           -----------     -----------
                                                           -----------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
  Cash paid during the period for interest                 $    90,484     $   110,573
                                                           -----------     -----------
                                                           -----------     -----------
  Cash paid during the period for income taxes             $   190,000     $   384,535
                                                           -----------     -----------
                                                           -----------     -----------

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

         LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARY

                     NOTES TO FINANCIAL STATEMENTS

          (INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 1997,
                    AND JUNE 30, 1998, IS UNAUDITED.)

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

2.  EARNINGS PER COMMON SHARE

Both Basic and Diluted Earnings per common share were computed using the weighted average number of common shares outstanding. Diluted earnings per share also reflect the dilutive effect, if any, of the conversion of stock options, outstanding warrants and contingent shares. In the diluted earnings per share calculation the outstanding warrants were calculated using the weighted average market price during the term of the warrants.

Income from continuing operations for purposes of computing both basic earnings per share and diluted earnings per share was $552,746 and $388,613 for the three months ended June 30, 1998 and 1997, respectively, and $954,306 and $622,616 for the six months ended June 30, 1998 and 1997, respectively. A reconciliation of the average shares outstanding used to compute basic earnings per share to the shares used to compute diluted earnings per share for both periods is presented below:

                                                    Three Months              Six Months
                                                   Ended June 30,            Ended June 30,
                                               ----------------------    ----------------------
                                                  1998         1997         1998         1997
                                               ---------    ---------    ---------    ---------
Average shares outstanding-basic               5,110,538    3,313,405    5,018,523    3,313,405

Dilutive effect of stock options                 263,698       47,571      268,107       58,429
Dilutive effect of warrants                       95,806      251,174       94,924      308,506
Dilutive effect of contingent shares related
 to NPL purchase                                      --      154,304           --      154,304
                                               ---------    ---------    ---------    ---------
Average shares outstanding assuming dilution   5,470,042    3,766,454    5,381,554    3,834,644
                                               ---------    ---------    ---------    ---------
                                               ---------    ---------    ---------    ---------

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

4.  CONTINGENT LIABILITIES

Incidental to its business, the Company from time to time is sued by individuals who have tested positive for drugs of abuse or who allege that improper analysis has been performed, generally arising from Laboratory Specialists, Inc.'s, the company's wholly owned subsidiary ("LSI"), alleged failure to properly administer drug urinalysis tests. LSI is currently a defendant in several such lawsuits. Based upon prior successful defense of similar-type lawsuits, the Company believes it has valid defenses to each of such lawsuits, and intends to vigorously defend in such actions. Although LSI maintains insurance to protect itself against such liability, and LSIs insurance carriers have assumed the defense of LSI in connection with certain actions, the extent of such insurance coverage is limited, both in terms of types of risks covered by the policies and the amount of coverage. In the opinion of the Company's management and it's legal counsel, these suits and claims should not result in judgments or settlements which would have a material adverse effect on the Company's results of operations or financial position. Although LSI has not experienced any material liability related to such claims, there can be no assurance that LSI, and possibly LSAI, will not at some time in the future experience significant liability in connection with such claims and such liability may exceed the extent of such insurance coverage, both in terms of risks covered by the policies and the amount of coverage, which could have a material adverse effect upon the results of operations and financial condition of the Company.

5.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In connection with the purchase of assets from Pathology Laboratories, Ltd. ("PLL"), a liability of $960,000 was recorded based upon estimated future quarterly installment payments to be made to PLL. As of June 30, 1998, all installment payments, totaling $751,688 had been made and the remaining balance of the liability, approximately $208,312, was treated as a reduction in the carrying value of the PLL customer list since it will not be paid pursuant to the purchase agreement.

In connection with the purchase of assets from Accu-Path Medical Laboratory, Inc. ("Accu-Path"), a liability of $260,000 was recorded based upon estimated future quarterly installment payments to be made to Accu-Path. As of June 30, 1998, the first and second installment payments, totaling $90,151, had been made, with two quarterly installment payments to be made.

In connection with the purchase of assets from Harrison Laboratories, Inc. ("HLI"), a liability of $460,000 was recorded based upon the estimated future payment obligation. As of June 30, 1998, no payments have been made on this liability; however, a $33,855 reduction was recorded as a result of the offset of an account receivable owed to Laboratoary Specialists, Inc. by HLI.

The above transactions, except the reductions in the liability owed to PLL, Accu-Path and HLI, are non-cash transactions and have been excluded from the accompanying statements of cash flows.

6.  SUBSEQUENT EVENTS

On July 1, 1998, the Company acquired from Toxworx Laboratories, Inc. ("TLI"), a California corporation, a customer list pursuant to an Asset Purchase Agreement dated June 8, 1998, ("TLI Asset Purchase"). In connection with the TLI Asset Purchase, the Company paid $2,400,000 at closing. The purchase price of the customer list was recorded as an intangible asset, which is being amortized over 15 years.

On July 20, 1998, the Company granted 525,000 stock options for the purchase of Common Stock of Laboratory Specialists of America, Inc. to certain officers, directors, and employees. The stock options have an exercise price of $4.25 per share, which represented the fair market value on the date of the grant, and are exercisable at any time after January 20, 1998, and on or before July 20, 2008.

On July 21, 1998, the Company issued 36,015 shares of Common Stock to Steven Jacobs in connection with the exercise of certain warrants.

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

     On January 31, 1997, the Company acquired from Pathology Laboratories,
Ltd. ("PLL"), certain forensic drug testing assets (the "PLL Asset Purchase") pursuant to an Asset Purchase Agreement dated January31, 1997 (the "PLL Purchase Agreement"). The assets purchased included the customer list of PLL and all related assets, and all assets owned by PLL used in connection with the PLL office in Greenville, South Carolina. Pursuant to the Purchase Agreement, the Company (i) paid $1,600,000 at closing and $765,601 in four quarterly installments during the 12-month period ended January 31, 1998, and (ii) assumed the obligations of PLL under a certain Lease between Edith Schlien and PLL, dated September 16, 1996, covering approximately 2,500 square feet of office space located in Greenville, South Carolina, which requires monthly base rental payments of $2,083 and which expires on September 16, 1999.

     On December 1, 1997, the Company acquired from Accu-Path Medical Laboratory, Inc. ("Accu-Path") certain intangible assets pursuant to an Asset Purchase Agreement, dated December 1, 1997 (the "Accu-Path Asset Purchase"). Pursuant to the Asset Purchase Agreement, the Company agreed to pay 180 percent of the forensic testing revenues during the period from June through November, 1998 as follows: (i) $100,000 paid at closing, (ii) an amount equal to 50 percent of the forensic testing revenues for each of the first three quarters, to be paid 30 days following the end of each quarter, and (iii) the balance to be paid in four quarterly installments with the first payment due 30 days following the end of the first 12 month anniversary period from the date of closing.
The estimated gross revenues attributable to this customer base was approximately $360,000. As of June 30, 1998, the first and second installment payments, totaling $90,151, had been made to Accu-Path and two installments remain to be paid.

     On May 1, 1998, the Company acquired from Harrison Laboratories, Inc. ("HLI") a customer list pursuant to an Asset Purchase Agreement, dated April 13, 1998 (the "HLI Asset Purchase"). In connection with the HLI Asset Purchase, the Company (i) paid $500,000 at closing and agreed to pay on or before May 30, 1999, an amount equal to the revenues attributable to the customer list during the one-year period ending April 30, 1999, in excess of $500,000, (ii) assumed HLI's obligations under a five-year lease with Linc Quantum Analytics, Inc., dated November 11, 1997, and acquired the related equipment, and (iii) entered into a three-year employment agreement with the principal shareholder of HLI as a sales representative, providing for a base salary of $50,000 per year, monthly bonuses equal to 3.5 percent of revenues attributable to the customer list, and other benefits. The purchase price of the customer list was recorded as an intangible asset, which is being amortized over 15 years.

     On June 4, 1998, LSAI completed the offering of 555,222 shares of Common Stock for estimated net proceeds of $2,285,600 (the "1998 Private Offering"). Furthermore, LSAI paid Jesup & Lamont Securities Corporation (the "Jesup & Lamont") a placement fee of $174,650 and issued the warrants to Jesup & Lamont and its designees (the "Jesup & Lamont Group Warrants"). In connection with the 1998 Private Offering, LSAI agreed to (i) file a registration statement under the 1933 Act with respect to the Common Stock offered and underlying the Jesup & Lamont Group Warrants within 30 days of termination of such offering, (ii) obtain effectiveness of such registration statement within 90 days following such termination or within five days of the clearance by the Commission to allow acceleration of effectiveness, and (iii) maintain the effectiveness of the registration statement for a minimum of six years. A penalty, in the form of warrants representing five percent the shares of Common Stock sold pursuant to the 1998 Private Offering applies for each 30-day period in which LSAI fails to file or obtain effectiveness of the registration statement. Pursuant to such agreement, LSAI filed the registration statement on July 2, 1998.

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

RESULTS OF OPERATIONS

     The following table sets forth selected results of operations for (i) the three months ended June 30, 1997 and 1998, which are derived from the unaudited consolidated financial statements of the Company and (ii) for the six months ended June 30, 1997 and 1998, which are derived from the unaudited consolidated financial statements of the Company which include, in the opinion of management of the Company, all normal recurring adjustments which management of the Company considers necessary for a fair statement of the results for such periods The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                       THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                               -----------------------------------------   -----------------------------------------
                                       1997                  1998                  1997                  1998
                               -------------------   -------------------   -------------------   -------------------
                                   (UNAUDITED)           (UNAUDITED)           (UNAUDITED)           (UNAUDITED)

                                 AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                               ----------  -------   ----------  -------   ----------  -------   ----------  -------
Revenues                       $3,423,760   100.0%   $4,088,156   100.0%   $6,010,982   100.0%   $7,659,764   100.0%
Cost of revenues                1,473,773    43.0%    1,787,565    43.7%    2,659,857    44.2%    3,462,846    45.2%
                               ----------   -----    ----------   -----    ----------   -----    ----------   -----
Gross profit                    1,949,987    57.0%    2,300,591    56.3%    3,351,125    55.8%    4,196,918    54.8%
                               ----------   -----    ----------   -----    ----------   -----    ----------   -----
Operating expenses:
  Selling                         159,966     4.7%      228,518     5.6%      292,095     4.9%      424,932     5.6%
  General and administrative      903,464    26.4%      933,024    22.8%    1,599,080    26.6%    1,786,052    23.3%
  Depreciation and amortization   176,323     5.1%      200,564     4.9%      317,172     5.3%      392,908     5.1%
                               ----------   -----    ----------   -----    ----------   -----    ----------   -----
Total operating expenses        1,239,753    36.2%    1,362,106    33.3%    2,208,347    36.8%    2,603,892    34.0%
                               ----------   -----    ----------   -----    ----------   -----    ----------   -----
Income from operations         $  710,234    20.8%   $  938,485    23.0%   $1,142,778    19.0%   $1,593,026    20.8%
                               ----------   -----    ----------   -----    ----------   -----    ----------   -----
                               ----------   -----    ----------   -----    ----------   -----    ----------   -----

     During the three and six months ended June 30, 1998, LSI experienced a
2.4 percent and 3.2 percent decrease in the price per specimen, compared to the three and six months ended June 30, 1997, principally due to increased price competition amongst providers of drug testing services, price per specimen being an important factor in obtaining and maintaining clients. Management of LSI closely monitors its price per specimen, the prices of its competitors and the costs of processing specimens to remain competitive, as well as profitable. There can be no assurance that price per specimen will not decline during 1998. In the event price stabilization does not occur, LSI will, as it has in the past, take appropriate measures to downsize its drug testing personnel and possibly further automate the testing process and employ additional technology to continue profitability, although there can be no assurance that such measures will assure profitability in the event of substantial price reductions within the short term.

COMPARISON OF THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998

     Revenues increased to $7,659,764 in the six months ended June 30, 1998 (the "1998 Interim Period"), from $6,010,982 in the six months ended June 30, 1997 (the "1997 Interim Period"), an increase of 27.4 percent. Revenues increased to $4,088,156 in the three months ended June 30, 1998 (the "1998 Second Quarter"), from $3,423,760 in the three months ended June 30, 1997 (the "1997 Second Quarter"), and increase of 19.4 percent. The increase in revenues was due to a 31.1 percent and 21.4 percent increase, respectively, in the number of specimens analyzed during the 1998 Interim Period as compared to the 1997 Interim Period and the 1998 Second Quarter as compared to the 1997 Second Quarter, although partially offset by a decrease of 3.2 percent and 2.4 percent, respectively, in the average price per specimen. The increase in number of specimens analyzed was attributable to the Accu-Path and HLI Asset Purchases as well as LSI's normal sales and marketing efforts. The decrease in the average price per specimen was principally due to increased price competition among providers of drug testing services, price per specimen being an important factor in obtaining and maintaining clients.

     Cost of revenues increased $802,989 from $2,659,857 in the 1997 Interim Period to $3,462,846 in 1998 Interim Period and $313,792 from $1,473,773 in the 1997 Second Quarter to $1,787,565 in the 1998 Second Quarter, increases of 30.2 percent and 21.3 percent, respectively. Gross profit on revenues decreased as a percentage of revenues from 55.8 percent in the 1997 Interim Period to 54.8 percent in 1998 Interim Period and from 57.0 percent in the 1997 Second Quarter to 56.3 percent in the 1998 Second Quarter. The decrease was primarily due to the decrease in the price per specimen.

     Operating expenses increased from $2,208,347 in the 1997 Interim Period to $2,603,892 in the 1998 Interim Period and from $1,239,753 in the 1997 Second Quarter to $1,362,106 in the 1998 Second Quarter, increases of 17.9 percent and
9.9 percent respectively, and decreased as a percentage of revenues from 36.8 percent to 34.0 percent and 36.2 percent to 33.3 percent, respectively. The increase in operating expenses was attributable to the increase in selling expenses of $132,837 for the Interim Period and $68,552 for the Second Quarter, general and administrative expenses of $186,972 for the Interim Period and $29,560 for the Second Quarter and depreciation and amortization of $75,736 for the Interim Period and $24,241 for the Second Quarter. The increase in general and administrative expenses was principally the result of (i) an increase in executive officer compensation, (ii) the addition of several key positions at LSI and (iii) the addition of certain overhead costs associated with the PLL, Accu-Path and HLI Asset Purchases. The increase in selling expenses was due to several additions to the sales force during late 1997 and early 1998, to assist in maintaining forensic clients acquired as part of the PLL, Accu-Path and HLI Asset Purchases, as well as additional business development in other areas of the United States. Depreciation increased due to the renovation of the new laboratory and purchase of additional equipment at LSI, while amortization increased due to the customer list acquisitions from PLL, Accu-Path and HLI and the amortization of the purchase price of such customer lists.

     Income from operations increased from $1,142,788 in the 1997 Interim Period to $1,593,026 in the 1998 Interim Period, a 39.4 percent increase, and from $710,234 in the 1997 Second Quarter to $938,485 in the 1998 Second Quarter, a 32.1 percent increase. Operating income increased as a percentage of revenues from 19.0 percent to 20.8 percent in the Interim Period and from
20.8 percent to 23.0 percent in the Second Quarter.

     Interest expense increased 8.8 percent from $90,484 in the 1997 Interim Period to $98,438 in 1998 Interim Period, but decreased 2.5 percent from 53,608 in the 1997 Second Quarter to $52,294 in the 1998 Second Quarter. The overall increase in interest expense was due to the obtaining of the bank loans during 1997 associated with the PLL Asset Purchase and the purchase and renovation of the new laboratory building, while partially offset by a decrease late in the first quarter of 1998 related to the repayment in full of the note payable to MBf USA, Inc. Interest income increased from $19,493 in the 1997 Interim Period to $77,823 in the 1998 Interim Period, a 299.2 percent increase, and from $7,840 in the 1997 Second Quarter to $40,656 in the 1998 Second Quarter, a 418.6 percent increase. These increases were due to additional funds on deposit primarily from the exercise of stock warrants late in 1997 and the 1998 Private Offering during the second quarter of 1998. Other income increased from $72 in the 1997 Interim Period to $52,487 in the 1998 Interim Period and from ($231) in the 1997 Second Quarter to $12,554 in the 1998 Second Quarter. The increase in other income is primarily due to a one-time gain realized due to the early payout of the note payable to MBf USA, Inc. in addition to the recovery of bad debts previously written off. Net income, after provision for income taxes, increased from $622,616 in the 1997 Interim Period to $954,306 in the 1998 Interim Period, a 53.3 percent increase, and from $388,613 in the 1997 Second Quarter to $552,746 in the 1998 Second Quarter, a 42.2 percent increase.

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

     INCOME TAXES

     Income taxes accrued for the six months ended June 30, 1998, were based on an effective combined federal and state corporate income tax rate of approximately 40 percent of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $1,049,111 in the six months ended June 30, 1998, and $928,758 in the six months ended June 30, 1997. As of June 30, 1998, LSAI had working capital of $4,872,894, compared to working capital of $3,305,983, at December 31, 1997.

FUTURE OPERATIONS AND LIQUIDITY

     On January 9, 1997, LSI entered into a loan agreement with Hibernia National Bank (the "bank") for a term loan of $1,700,000 to be used to fund the PLL Asset Purchase. This loan is payable in 59 monthly principal installments of approximately $28,333, with a final principal payment becoming due on January 10, 2002, of approximately $28,547. The outstanding principal balance of this loan bears interest at the Citibank N.A. Rate. As of June 30, 1998, the interest rate was 9 percent per annum and the outstanding principal amount of such loan was approximately $1,218,333.

     On July 2, 1997, LSI entered into a loan agreement with the bank for a term loan in the principal amount of $720,000, to refinance the building to which LSI's laboratory has been relocated. This loan is payable in 36 monthly installments of approximately $9,800, followed by 23 monthly installments of approximately $6,000, with a final payment becoming due on July 2, 2002, of approximately $484,700. The outstanding principal balance of this loan bears interest at a rate of 8.65 percent per annum. As of June 30, 1998, the outstanding principal balance amount of such loan was approximately $668,208.

     On December 1, 1997, the Company completed the Accu-Path Asset Purchase and pursuant thereto agreed to pay 180 percent of the forensic testing revenues during the period from June through November, 1998 as follows: (i) $100,000 paid at closing, (ii) an amount equal to 50 percent of the forensic testing revenues for each of the first three quarters, to be paid 30 days following the end of each quarter, and (iii) the balance to be paid in four quarterly installments with the first payment due December 31, 1998. The estimated gross revenues attributable to this customer base was approximately $360,000. As of June 30, 1998, total payments of $90,151 have been recorded as reductions in the liability owed to Accu-Path for the first and second quarterly installments.

     On May 1, 1998, the Company completed the HLI Asset Purchase and pursuant thereto (i) paid $500,000 at closing, (ii) assumed the obligations of HLI under a certain capital lease, dated November 11, 1997, which requires 60 monthly base payments of $6,137, and (iii) is required to make a final payment, on or before, May 30, 1999, in an amount equal to 100 percent of the gross revenues directly attributable to each customer comprising the customer base of HLI for the year ended April 30, 1999, exceeding $533,855. The estimated gross revenues attributable to the customer base, for the year ended December 31, 1997, was approximately $960,000. As of June 30, 1998, no cash payments have been made toward the liability owed to Harrison, but a reduction has been recorded in the amount of $33,855 for receivables owed to LSI by HLI and offset against the amount due.

     On June 26, 1998, 480,000 stock options were exercised by officers of the Company. Pursuant to the stock option plan, the exercise price of the stock options and the payroll taxes associated with the exercise of the stock options were paid to the Company in the form of previously issued fully mature shares of Common Stock of the Company. As a result of the transaction, 105,906 additional shares of Common Stock were issued on June 26, 1998, and the Company paid approximately $478,962 in related payroll taxes on July 16, 1998. The payroll taxes had been accrued as part of the payroll tax liability on the balance sheet as of June 30, 1998.

     On July 1, 1998, the Company acquired from Toxworx Laboratories, Inc. ("TLI"), a California corporation, a customer list pursuant to an Asset Purchase Agreement dated June 8, 1998, ("TLI Asset Purchase"). In connection with the TLI Asset Purchase, the Company paid $2,400,000 at closing. The purchase price of the customer list was recorded as an intangible asset, which is being amortized over 15 years.

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




PART II--OTHER INFORMATION

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

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

     Exhibit No.
     -----------
         27          Financial Data Schedules.

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

                                       LABORATORY SPECIALISTS OF
                                            AMERICA, INC.
                                             (Registrant)



Date: August 10, 1998                  By: /s/ Arthur R. Peterson, Jr.
                                       -------------------------------
                                           Arthur R. Peterson, Jr.
                                                  Treasurer

                                INDEX TO EXHIBITS

                                                        Sequentially
Exhibit No.                                               Numbered
-----------                                             ------------
  27             Financial Data Schedules.                    17