Form 10QSB
period 1998-09-30
LABORATORY SPECIALISTS OF AMERICA INC
filed 1998-11-13
CIK 925052

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

| |      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO               .
                                                    ----------    -------------

COMMISSION FILE NUMBER 0-24988

                     LABORATORY SPECIALISTS OF AMERICA, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                   OKLAHOMA                                   73-145065
       (State or other jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                   Identification No.)

          101 PARK AVENUE, SUITE 810
           OKLAHOMA CITY, OKLAHOMA                            73102-7202
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
Yes  X   No     .
   -----   -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes       No
                                                     -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 1998, 5,745,964 shares of issuer's Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                -----    -----

                                        Total Sequentially Numbered Pages is 47
                                                                             --

                     Index to Exhibits Appears on Sequentially Numbered Page 16
                                                                             --

                     LABORATORY SPECIALISTS OF AMERICA, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                                Page
                                                                                ----
PART I-FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

            Consolidated Balance Sheets
                     December 31, 1997 and September 30, 1998 (Unaudited)......... 3

            Consolidated Statements of Income (Unaudited)
                     Three and Nine Months Ended September 30, 1997 and 1998...... 5

            Consolidated Statements of Cash Flows (Unaudited)
                     Three and Nine Months Ended September 30, 1997 and 1998...... 6

            Notes to Consolidated Financial Statements (Unaudited)................ 7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...........................9

PART II-OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS.....................................................14

    ITEM 2. CHANGES IN SECURITIES.................................................14

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................14

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................14

    ITEM 5. OTHER INFORMATION.....................................................15

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................15

SIGNATURES........................................................................15

          CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING INFORMATION

    Certain statements contained in this Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of Laboratory Specialists of America, Inc. and its subsidiaries, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither Laboratory Specialists of America, Inc. nor any other person assumes responsibility for the accuracy and completeness of these statements.

PART I FINANCIAL STATEMENTS

   ITEM 1.       FINANCIAL STATEMENTS

            LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        12/31/97                9/30/98
                                                                   ------------------     ------------------
                                                                                           (UNAUDITED)
                             ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................................  $       2,863,639      $       2,512,843
  Accounts receivable, net of allowances of $568,237 in
        1997 and $521,880 in 1998................................          2,262,990              3,203,077
  Income tax refund receivable...................................            190,498                     --
  Inventories....................................................            109,929                 64,284
  Prepaid expenses and other.....................................            115,219                 98,599
  Deferred tax asset.............................................            160,709                160,709
                                                                   ------------------     ------------------
    Total current assets.........................................          5,702,984              6,039,512
                                                                  ------------------     ------------------
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $1,123,909 in 1997 and $1,379,859 in 1998......         2,376,885               2,555,202
                                                                  ------------------     ------------------
OTHER ASSETS:
  Goodwill, net of accumulated amortization of $272,148 in
    1997 and $338,813 in 1998....................................         2,316,302              2,249,638
  Customer list, net of accumulated amortization of $518,105
    in 1997 and $834,507 in 1998.................................         4,587,814              7,496,412
  Deferred costs.................................................            32,595                 36,400
                                                                  ------------------     ------------------
    Total other assets...........................................         6,936,711              9,782,450
                                                                  ------------------     ------------------
    Total assets................................................. $      15,016,580      $      18,377,164
                                                                  ------------------     ------------------
                                                                  ------------------     ------------------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

            LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        12/31/97                9/30/98
                                                                   ------------------     ------------------
                                                                                              (UNAUDITED)
              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................................  $         742,292      $         962,316
  Accrued income tax.............................................                 --                302,477
  Accrued payroll................................................            411,364                436,149
  Accrued expenses...............................................             78,491                176,538
  Accrued customer list installment payments.....................            510,345                549,539
  Obligations from discontinued operations.......................            126,813                 14,730
  Current portion of long-term debt..............................            527,696                539,570
                                                                   ------------------     ------------------
    Total current liabilities....................................          2,397,001              2,981,319
                                                                   ------------------     ------------------
LONG-TERM DEBT, net of current portion...........................          2,353,428              1,594,820
                                                                   ------------------     ------------------
DEFERRED INCOME TAXES............................................            359,848                359,848
                                                                   ------------------     ------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Commonstock, $0.001 par value, 20,000,000 shares authorized,
       4,924,818 shares issued and outstanding at 12/31/97 and
       5,729,091 shares issues and outstanding at 9/30/98........              4,925                  5,729
 Paid in capital in excess of par, common stock..................          8,291,365             10,384,710
 Retained earnings...............................................          1,610,013              3,050,738
                                                                   ------------------     ------------------
    Total stockholders' equity...................................          9,906,303             13,441,177
                                                                   ------------------     ------------------
    Total liabilities and stockholders' equity...................  $      15,016,580      $      18,377,164
                                                                   ------------------     ------------------
                                                                   ------------------     ------------------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

            LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                    UNAUDITED

                                               FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                           ----------------------------------    ----------------------------------
                                                9/30/97           9/30/98            9/30/97            9/30/98
                                           ----------------   ---------------    ---------------   ----------------
REVENUES .............................   $  3,538,050         $  4,379,390         $  9,549,032         $ 12,039,154

COST OF LABORATORY SERVICES ..........      1,586,256            1,975,506            4,246,113            5,438,352
                                         ------------         ------------         ------------         ------------
  Gross profit .......................      1,951,794            2,403,884            5,302,919            6,600,802
                                         ------------         ------------         ------------         ------------
OPERATING EXPENSES:
  Selling ............................        166,126              295,687              458,221              720,619
  General and administrative .........        772,655            1,025,829            2,371,735            2,811,881
  Depreciation and amortization ......        184,058              258,857              501,230              651,765
                                         ------------         ------------         ------------         ------------
    Total operating expenses .........      1,122,839            1,580,373            3,331,186            4,184,265
                                         ------------         ------------         ------------         ------------
    Income from operations ...........        828,955              823,511            1,971,733            2,416,537
                                         ------------         ------------         ------------         ------------
OTHER INCOME (EXPENSE):
  Interest expense ...................        (61,983)             (49,555)            (152,467)            (147,993)
  Interest income ....................         17,619               28,813               37,112              106,636
  Other income .......................          1,058               24,568                1,130               77,055
                                         ------------         ------------         ------------         ------------
    Total other income (expense) .....        (43,306)               3,826             (114,225)              35,698
                                         ------------         ------------         ------------         ------------
    Income before income taxes .......        785,649              827,337            1,857,508            2,452,235

INCOME TAX EXPENSE ...................        324,680              340,918              773,923            1,011,510
                                         ------------         ------------         ------------         ------------
    Net income .......................   $    460,969         $    486,419         $  1,083,585         $  1,440,725
                                         ------------         ------------         ------------         ------------
                                         ------------         ------------         ------------         ------------
BASIC EARNINGS PER SHARE:
Weighted Average Number Of Common
  Stock Shares Outstanding ...........      3,371,266            5,667,815            3,332,904            5,237,332
                                         ------------         ------------         ------------         ------------
                                         ------------         ------------         ------------         ------------
Net Income Per Common Stock Share ....   $       0.14         $       0.09         $       0.33         $       0.28
                                         ------------         ------------         ------------         ------------
                                         ------------         ------------         ------------         ------------
DILUTED EARNINGS PER SHARE:
Weighted Average Number Of Common
  Stock Shares And Common Stock
  Equivalents Outstanding ............      4,024,120            5,767,139            3,866,119            5,502,783
                                         ------------         ------------         ------------         ------------
                                         ------------         ------------         ------------         ------------
Net Income Per Common Stock And
  Common Stock Equivalents ...........   $       0.11         $       0.08         $       0.28         $       0.26
                                         ------------         ------------         ------------         ------------
                                         ------------         ------------         ------------         ------------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

            LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE NINE MONTHS ENDED
                                                          ----------------------------------------
                                                           9/30/97                    9/30/98
                                                          -------------         ------------------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................    $ 1,083,585         $ 1,440,725
  Adjustments to reconcile net income to net cash
    provided by operating activities -
      Depreciation and amortization ...................        501,230             651,765
      Provision for bad debts and other ...............         17,175              30,000
      Gain from extinguishment of long-term debt ......           --               (38,123)
      Impact of changes in assets and liabilities:
          Accounts receivable .........................       (916,292)         (1,003,942)
          Income tax refund  receivable ...............        500,914             190,498
          Inventories .................................        (11,159)             45,645
          Prepaid expenses and other ..................         47,356              12,815
          Income tax payable ..........................           --               302,477
         Accounts payable and accrued expenses ........        373,918             230,774
                                                           -----------         -----------
      Net cash provided by operating activities .......      1,596,727           1,862,634
                                                           -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................       (913,498)           (447,017)
  Purchase of PLL Customer List .......................     (2,215,210)            (42,033)
  Purchase of Accu-Path Customer List .................           --              (139,147)
  Purchase of Harrison Customer List ..................           --              (553,515)
  Purchase of Toxworx Customer List ...................           --            (2,417,256)
  Acquisition costs ...................................        (99,587)               --
                                                           -----------         -----------
      Net cash used in investing activities ...........     (3,228,295)         (3,598,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on short-term borrowings ...................       (452,554)               --
  Payments on long-term borrowings ....................       (323,261)           (708,610)
  Proceeds from long-term borrowings ..................      2,385,485                --
  Proceeds (payments) from exercise of warrants and
    stock options, net of related taxes paid ..........           --              (150,941)
  Proceeds from private offering ......................           --             2,245,090
  Warrant offering costs ..............................       (110,288)               --
                                                           -----------         -----------
      Net cash provided by financing activities .......      1,499,382           1,385,539
                                                           -----------         -----------
(DECREASE) IN CASH AND CASH EQUIVALENTS ...............       (132,186)           (350,795)
                                                           -----------         -----------
CASH AND CASH EQUIVALENTS, beginning of period ........        727,381           2,863,639
                                                           -----------         -----------
CASH AND CASH EQUIVALENTS, end of period ..............    $   595,195         $ 2,512,844
                                                           -----------         -----------
                                                           -----------         -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ............    $   152,467         $   160,129
                                                           -----------         -----------
                                                           -----------         -----------
  Cash paid during the period for income taxes ........    $   521,000         $   518,535
                                                           -----------         -----------
                                                           -----------         -----------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

            LABORATORY SPECIALISTS OF AMERICA, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

         (INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997, AND
                       SEPTEMBER 30, 1998, IS UNAUDITED.)

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

2.  EARNINGS PER COMMON SHARE

Both basic and diluted earnings per common share were computed using the weighted average number of common shares outstanding. Diluted earnings per share also reflect the dilutive effect, if any, of the conversion of stock options (with the exception of the 525,000 stock options issued on July 20, 1998 and rescinded effective with the date of grant), outstanding warrants and contingent shares. In the diluted earnings per share calculation the outstanding warrants were calculated using the weighted average market price during the term of the warrants.

Income from continuing operations for purposes of computing both basic earnings per share and diluted earnings per share was $486,419 and $460,969 for the three months ended September 30, 1998 and 1997, respectively, and $1,440,725 and $1,083,585 for the nine months ended September 30, 1998 and 1997, respectively. A reconciliation of the average shares outstanding used to compute basic earnings per share to the shares used to compute diluted earnings per share for both periods is presented below:

                                                         Three Months Ended                Nine Months Ended
                                                   -------------------------------  -------------------------------
                                                      9/30/98          9/30/97         9/30/98          9/30/97
                                                   --------------  ---------------  --------------  ---------------
Average shares outstanding-basic...................     5,667,815        3,371,266       5,237,332        3,332,904

Dilutive effect of stock options...................        53,825           92,748         187,872           70,789
Dilutive effect of warrants........................        45,499          494,961          77,579          371,962
Dilutive effect of contingent shares related to
    NPL purchase...................................            --           65,145              --           90,464
                                                   --------------  ---------------  --------------  ---------------
Average shares outstanding assuming dilution.......     5,767,139        4,024,120       5,502,783        3,866,119
                                                   --------------  ---------------  --------------  ---------------
                                                   --------------  ---------------  --------------  ---------------

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

5.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

In connection with the purchase of assets from Pathology Laboratories, Ltd. ("PLL"), a liability of $960,000 was recorded based upon estimated future quarterly installment payments to be made to PLL. As of September 30, 1998, all installment payments, totaling $751,688 had been made and the remaining balance of the liability of $208,312, was treated as a reduction in the carrying value of the PLL customer list since it will not be paid pursuant to the purchase agreement.

In connection with the purchase of assets from Accu-Path Medical Laboratory, Inc. ("Accu-Path"), a liability of $260,000 was recorded based upon estimated future quarterly installment payments to be made to Accu-Path. As of September 30, 1998, the first three installment payments, totaling approximately $136,606, had been made, with one quarterly installment payment remaining to be paid.

In connection with the purchase of assets from Harrison Laboratories, Inc. ("HLI"), a liability of $460,000 was recorded based upon the estimated future payment obligation. As of September 30, 1998, no payments have been made on this liability; however, a $33,855 reduction was recorded as a result of the offset of amounts owed to Laboratoary Specialists, Inc. by HLI.

The above transactions, except the reductions in the liabilities owed to PLL, Accu-Path and HLI, are non-cash transactions and have been excluded from the accompanying statements of cash flows.

6.  SUBSEQUENT EVENTS

On October 15, 1998, the Company issued 1,500 shares of common stock to James Cassel in connection with the exercise of certain warrants.

The Company rescinded 525,000 stock options that had been issued on July 20, 1998, effective with the date of grant.

On October 21, 1998, the Company entered into a definitive agreement to be acquired by The Kroll-O'Gara Company (NASDAQ : KROG) for a purchase price of approximately $5 per share, subject to certain conditions and payable in Kroll-O'Gara common stock. Closing of the transaction is anticipated in December, 1998 and is subject to the approval of the shareholders of the Company.

On October 23, 1998, the Company issued 15,373 shares of common stock to James Cassel in connection with the exercise of certain warrants.

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

    On January 31, 1997, the Company acquired from Pathology Laboratories, Ltd.("PLL"), certain forensic drug testing assets (the "PLL Asset Purchase") pursuant to an Asset Purchase Agreement, dated January 31, 1997 (the "PLL Purchase Agreement"). The assets purchased included the customer list of PLL and all related assets, and all assets owned by PLL used in connection with the PLL office in Greenville, South Carolina. Pursuant to the PLL Purchase Agreement, the Company (i) paid $1,600,000 at closing and $765,601 in four quarterly installments during the 12-month period ended January 31, 1998, and
(ii) assumed the obligations of PLL under a certain lease between Edith Schlien and PLL, dated September 16, 1996, covering approximately 2,500 square feet of office space located in Greenville, South Carolina, which requires monthly base rental payments of $2,083 and which expires on September 16, 1999.

    On December 1, 1997, the Company acquired from Accu-Path Medical Laboratory, Inc. ("Accu-Path") certain intangible assets pursuant to an Asset Purchase Agreement, dated December 1, 1997 (the "Accu-Path Asset Purchase"). Pursuant to the Asset Purchase Agreement, the Company agreed to pay 180 percent of the forensic testing revenues during the period from June through November, 1998 as follows: (i) $100,000 paid at closing, (ii) an amount equal to 50 percent of the forensic testing revenues for each of the first three quarters, to be paid 30 days following the end of each quarter, and (iii) the balance to be paid in four quarterly installments with the first payment due 30 days following the end of the first 12 month anniversary period from the date of closing. The estimated gross revenues attributable to this customer base was approximately $360,000. As of September 30, 1998, the first three installment payments, totaling approximately $136,606, had been made to Accu-Path and one installment remains to be paid.

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

    On June 4, 1998, LSAI completed the offering of 555,222 shares of Common Stock for net proceeds of $2,312,647 (the "1998 Private Offering"). Furthermore, LSAI paid Jesup & Lamont Securities Corporation ("Jesup & Lamont") a placement fee of $174,650 and issued 55,522 warrants to Jesup & Lamont and its designees (the "Jesup & Lamont Group Warrants"). In connection with the 1998 Private Offering, LSAI agreed to file a registration statement under the 1933 Act with respect to the Common Stock offered and underlying the Jesup & Lamont Group Warrants and maintain the effectiveness of the registration statement for a minimum of six years. Pursuant to such agreement, LSAI filed the registration statement on July 2, 1998, which became effective September 2, 1998.

    On July 1, 1998, the Company acquired from Toxworx Laboratories, Inc. ("TLI"), a California corporation, a customer list pursuant to an Asset Purchase Agreement, dated June 8, 1998, ("TLI Asset Purchase"). In connection with the TLI Asset Purchase, the Company paid $2,400,000 at closing. The purchase price of the customer list was recorded as an intangible asset, which is being amortized over 15 years.

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

RESULTS OF OPERATIONS

    The following table sets forth selected results of operations for (i) the three months ended September 30, 1997 and 1998, which are derived from the unaudited consolidated financial statements of the Company and (ii) for the nine months ended September 30, 1997 and 1998, which are derived from the unaudited consolidated financial statements of the Company which include, in the opinion of management of the Company, all normal recurring adjustments which management of the Company considers necessary for a fair statement of the results for such periods The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                               THREE MONTHS ENDED                             NINE MONTHS ENDED
                              ------------------------------------------------  ------------------------------------------------
                                       9/30/97                   9/30/98                9/30/97                   9/30/98
                              ------------------------  ----------------------  -----------------------   ----------------------
                                     (UNAUDITED)               (UNAUDITED)             (UNAUDITED)              (UNAUDITED)

                               AMOUNT          PERCENT    AMOUNT        PERCENT     AMOUNT       PERCENT     AMOUNT      PERCENT
                               ------          -------    ------        -------     ------       -------     ------      -------
Revenues ..................    $ 3,538,050      100.0%  $ 4,379,390      100.0%  $ 9,549,032      100.0%  $12,039,154      100.0%
Cost of revenues ..........      1,586,256       44.8%    1,975,506       45.1%    4,246,113       44.5%    5,438,352       45.2%
                               -----------      -----   -----------      -----   -----------      -----   -----------      -----
Gross profit ..............      1,951,794       55.2%    2,403,884       54.9%    5,302,919       55.5%    6,600,802       54.8%
                               -----------      -----   -----------      -----   -----------      -----   -----------      -----
Operating expenses:
  Selling .................        166,126        4.7%      295,687        6.8%      458,221        4.8%      720,619        6.0%
  General and
     administrative .......        772,655       21.8%    1,025,829       23.4%    2,371,735       24.8%    2,811,881       23.3%
  Depreciation and
     amortization .........        184,058        5.2%      258,857        5.9%      501,230        5.3%      651,765        5.4%
                               -----------      -----   -----------      -----   -----------      -----   -----------      -----
Total operating expenses ..      1,122,839       31.7%    1,580,373       36.1%    3,331,186       34.9%    4,184,265       34.7%
                               -----------      -----   -----------      -----   -----------      -----   -----------      -----
Income from operations ....    $   828,955       23.5%  $   823,511       18.8%  $ 1,971,733       20.6%  $ 2,416,537       20.1%
                               -----------      -----   -----------      -----   -----------      -----   -----------      -----
                               -----------      -----   -----------      -----   -----------      -----   -----------      -----

    During the three and nine months ended September 30, 1998, LSI experienced a 1.1 percent and 2.4 percent decrease in the price per specimen, compared to the three and nine months ended September 30, 1997, principally due to increased price competition amongst providers of drug testing services, price per specimen being an important factor in obtaining and maintaining clients. Management of LSI closely monitors its price per specimen, the prices of its competitors and the costs of processing specimens to remain competitive, as well as profitable. There can be no assurance that price per specimen will not decline during 1998. In the event price stabilization does not occur, LSI will, as it has in the past, take appropriate measures to downsize its drug testing personnel and possibly further automate the testing process and employ additional technology to continue profitability, although there can be no assurance that such measures will assure profitability in the event of substantial price reductions within the short term.

COMPARISON OF THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND
1998

    Revenues increased to $12,039,154 in the nine months ended September 30, 1998 (the "1998 Interim Period"), from $9,549,032 in the nine months ended September 30, 1997 (the "1997 Interim Period"), an increase of 26.1 percent. Revenues increased to $4,379,390 in the three months ended September 30, 1998 (the "1998 Third Quarter"), from $3,538,050 in the three months ended September 30, 1997 (the "1997 Third Quarter"), an increase of 23.8 percent. The increase in revenues was due to a 30.2 percent and 28.6 percent increase, respectively, in the number of specimens analyzed during the 1998 Interim Period as compared to the 1997 Interim Period and the 1998 Third Quarter as compared to the 1997 Third Quarter, although partially offset by a decrease of 2.4 percent and 1.1 percent, respectively, in the average price per specimen. The increase in number of specimens analyzed was attributable to the Accu-Path, HLI, and TLI Asset Purchases as well as LSI's normal sales and marketing efforts. The decrease in the average price per specimen was principally due to increased price competition among providers of drug testing services, price per specimen being an important factor in obtaining and maintaining clients.

    Cost of revenues increased $1,192,239 from $4,246,113 in the 1997 Interim Period to $5,438,352 in 1998 Interim Period and $389,250 from $1,586,256 in the 1997 Third Quarter to $1,975,506 in the 1998 Third Quarter, increases of
28.1 percent and 24.5 percent, respectively. Gross profit on revenues decreased as a percentage of revenues from 55.5 percent in the 1997 Interim Period to 54.8 percent in 1998 Interim Period and from 55.2 percent in the 1997 Third Quarter to 54.9 percent in the 1998 Third Quarter. The decrease was primarily due to the decrease in the price per specimen.

    Operating expenses increased from $3,331,186 in the 1997 Interim Period to $4,184,265 in the 1998 Interim Period and from $1,122,839 in the 1997 Third Quarter to $1,580,373 in the 1998 Third Quarter, increases of 25.6 percent and 40.7 percent respectively, but decreased as a percentage of revenues from 34.9 percent to 34.7 percent in the Interim Period, and increased as a percentage of revenues from 31.7 percent to 36.1 percent in the Third Quarter . The increase in operating expenses was attributable to the increase in selling expenses of $262,398 for the Interim Period and $129,561 for the Third Quarter, general and administrative expenses of $440,146 for the Interim Period and $253,174 for the Third Quarter and depreciation and amortization of $150,535 for the Interim Period and $74,799 for the Third Quarter. The increase in general and administrative expenses was principally the result of (i) an increase in executive officer compensation, (ii) the addition of several key positions at LSI and (iii) the addition of certain overhead costs associated with the PLL, Accu-Path, HLI and TLI Asset Purchases. The increase in selling expenses was due to several additions to the sales force during late 1997 and early 1998, to assist in maintaining forensic clients acquired as part of the PLL, Accu-Path, HLI and TLI Asset Purchases, as well as additional business development in other areas of the United States. Depreciation increased due to the renovation of the new laboratory and purchase of additional equipment at LSI, while amortization increased due to the customer list acquisitions from PLL, Accu-Path, HLI and TLI and the amortization of the purchase price of such customer lists.

    Income from operations increased from $1,971,733 in the 1997 Interim Period to $2,416,537 in the 1998 Interim Period, a 22.6 percent increase, but decreased from $828,955 in the 1997 Third Quarter to $823,511 in the 1998 Third Quarter, a 0.7 percent decrease. Operating income decreased as a percentage of revenues from 20.6 percent to 20.1 percent in the Interim Period and from 23.5 percent to 18.8 percent in the Third Quarter.

    Interest expense decreased 2.9 percent from $152,467 in the 1997 Interim Period to $147,993 in 1998 Interim Period and 20.1 percent from 61,983 in the 1997 Third Quarter to $49,555 in the 1998 Third Quarter. The decrease in interest expense was due in part to the repayment in full of the note payable to Mbf USA, Inc. during the first quarter of 1998 as well as the gradual reduction in the monthly interest expense related to the bank loans acquired during 1997 associated with the PLL Asset Purchase and the purchase and renovation of the new laboratory building. Interest income increased from $37,112 in the 1997 Interim Period to $106,636 in the 1998 Interim Period, a 187.3 percent increase, and from $17,619 in the 1997 Third Quarter to $28,813 in the 1998 Third Quarter, a 63.5 percent increase. These increases were due to additional funds on deposit primarily from the exercise of stock warrants late in 1997 and the 1998 Private Offering during the second quarter of 1998. Other income increased from $1,130 in the 1997 Interim Period to $77,055 in the 1998 Interim Period and from $1,058 in the 1997 Third Quarter to $24,568 in the 1998 Third Quarter. The increase in other income is primarily due to a one-time gain realized due to the early payout of the note payable to MBf USA, Inc. in addition to the recovery of bad debts previously written off. Net income, after provision for income taxes, increased from $1,083,585 in the 1997 Interim Period to $1,440,725 in the 1998 Interim Period, a 33.0 percent increase, and from $460,969 in the 1997 Third Quarter to $486,419 in the 1998 Third Quarter, a 5.5 percent increase.

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

    INCOME TAXES

    Income taxes accrued for the nine months ended September 30, 1998, were based on an effective combined federal and state corporate income tax rate of approximately 40 percent of pretax income.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities totaled $1,858,689 in the nine months ended September 30, 1998, and $1,596,727 in the nine months ended September 30, 1997. As of September 30, 1998, LSAI had working capital of $3,058,193, compared to working capital of $3,305,983, at December 31, 1997.

    On August 25, 1998, LSI entered into a revolving line of credit loan agreement with Hibernia National Bank (the "Bank"), which will mature on August 25, 2000, under which LSI may draw up to $1,000,000 (the "Revolving Loan"). As of September 30, 1998, there were no borrowings outstanding under the Revolving Loan. It is anticipated that any advances on the Revolving Loan will be based upon LSI's liquid assets including its accounts receivable. Amounts drawn under the Revolving Loan bear interest at Citibank, N.A. rate. The Revolving Loan is secured by the accounts receivable, intangible assets, and by a mortgage on the building owned by LSI, and is guaranteed by LSAI. The loan agreement contains various covenants, including certain financial ratios.

FUTURE OPERATIONS AND LIQUIDITY

    On January 9, 1997, LSI entered into a loan agreement with Hibernia National Bank (the "bank") for a term loan of $1,700,000 to be used to fund the PLL Asset Purchase. This loan is payable in 59 monthly principal installments of approximately $28,333, with a final principal payment becoming due on January 10, 2002, of approximately $28,547. The outstanding principal balance of this loan bears interest at the Citibank N.A. Rate. As of September 30, 1998, the interest rate was 9 percent per annum and the outstanding principal amount of such loan was approximately $1,133,333.

    On July 2, 1997, LSI entered into a loan agreement with the bank for a term loan in the principal amount of $720,000, to refinance the building to which LSI's laboratory has been relocated. This loan is payable in 36 monthly installments of approximately $9,800, followed by 23 monthly installments of approximately $6,000, with a final payment becoming due on July 2, 2002, of approximately $484,700. The outstanding principal balance of this loan bears interest at a rate of 8.65 percent per annum. As of September 30, 1998, the outstanding principal balance amount of such loan was approximately $653,443.

    On December 1, 1997, the Company completed the Accu-Path Asset Purchase and pursuant thereto agreed to pay 180 percent of the forensic testing revenues during the period from June through November, 1998 as follows: (i) $100,000 paid at closing, (ii) an amount equal to 50 percent of the forensic testing revenues for each of the first three quarters, to be paid 30 days following the end of each quarter, and (iii) the balance to be paid in four quarterly installments with the first payment due December 31, 1998. The estimated gross revenues attributable to this customer base was approximately $360,000. As of September 30, 1998, total payments of $136,606 have been recorded as reductions in the liability owed to Accu-Path for the first three quarterly installments.

    On May 1, 1998, the Company completed the HLI Asset Purchase and pursuant thereto (i) paid $500,000 at closing, (ii) assumed the obligations of HLI under a certain lease, dated November 11, 1997, which requires 60 monthly base payments of $6,137, and (iii) is required to make a final payment, on or before, May 30, 1999, in an amount equal to 100 percent of the gross revenues directly attributable to each customer comprising the customer base of HLI for the year ended April 30, 1999, exceeding $533,855. The estimated gross revenues attributable to the customer base, for the year ended December 31, 1997, was approximately $960,000. As of September 30, 1998, no cash payments have been made toward the liability owed to Harrison, but a reduction has been recorded in the amount of $33,855 for amounts owed to LSI by HLI and offset against the amount due.

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

    YEAR 2000 COMPUTER SYSTEM COMPLIANCE. The Company has two primary computer systems both of which were developed employing six digit date structures. Where date logic requires the year 2000 or beyond, such structures may produce inaccurate results. Management has substantially completed the implementation of a program to comply with year 2000 requirements on a system-by-system basis including information technology ("IT") and non-IT systems (e.g.

microcontrollers). Management expects the program to be complete during 1998 at which time the Company's computer systems are expected to be year 2000 compliant.

    Management has evaluated its in-house supported IT systems and found no instances of date dependent calculations or operations that are affected by this six digit date structure. The Company's vendor-supported IT system has been updated and certified year 2000 compliant by the vendor. Non-IT systems including all personal computers will be evaluated by a third party contractor, updated if necessary, and certified as compliant during 1998. The Company's risks associated with the year 2000 are mainly its ability to communicate with its distributors, take orders for and ship products and pay its employees, distributors and vendors. Although management's evaluation is complete and vendor certifications are being obtained, a failure of the Company's computer systems or other support systems to function adequately with respect to the year 2000 issues could have a material effect on the Company's operations. Based on progress to date, there is no need for a contingency plan and such a plan has not been developed. The Company estimates that the total cost of its program to make the Company's computer system year 2000 compliant is less than $25,000.

    The Company is in the early process of contacting its major suppliers to determine if their systems will be year 2000 compliant on a timely basis. In the event that the Company experiences product unavailability or supply interruptions due to year 2000 non-compliance by its suppliers, management believes that it would be able to obtain alternative sources of its products. A significant delay or reduction in availability of products, however, could also have a material adverse effect on the Company's operations.

PART II-OTHER INFORMATION

    ITEM 1.       LEGAL PROCEEDINGS

    Other than the pending litigation previously reported in the Annual Report on Form 10-KSB filed with the Commission on March 27, 1998, LSAI does not have any pending litigation. In the ordinary course of its business, LSI from time to time is sued by individuals who have tested positive for drugs of abuse. To date, LSI has not experienced any material liability related to these claims, although there can be no assurance that LSI will not at some time in the future experience significant liability in connection with such claims. Based upon the prior successful defense of similar-type litigation, LSI believes they have valid defenses to the plaintiffs claims in all pending litigation, and LSI intends to vigorously defend themselves in such litigation. LSI is not currently a defendant party in any other legal proceedings other than routine litigation that is incidental to the business of LSI, and management of LSI believes the outcome of such legal proceedings will not have a material adverse effect upon the results of operations or financial condition of LSI . Furthermore, management of LSI believes that the liability coverage is adequate with respect to the pending litigation and, in general, for the business of LSI .

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:

               Exhibit No.
               -----------

                  10.1 Loan agreement between Hibernia National Bank and Laboratory Specialists, Inc., dated August 25, 1998.

                  10.2 Commercial Guarantee between Hibernia National Bank and Laboratory Specialists of America, Inc., dated August 25, 1998.

                  27       Financial Data Schedules.

         (b)    Reports on Form 8-K

                  On July 14, 1998, the Registrant filed a Form 8-K reporting the acquisition of certain assets of Toxworx Laboratories, Inc. under Item 2. Acquisition or Disposition of Assets. The Registrant was not required to include any financial statements under Item 7. Financial Statements and Exhibits of the Form 8-K. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-General" of this Report.



SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             LABORATORY SPECIALISTS OF
                                                 AMERICA, INC.
                                                 (Registrant)



Date: November 12, 1998                          By: /s/ Arthur R. Peterson, Jr.
                                                 -------------------------------
                                              Arthur R. Peterson, Jr.
                                                 Treasurer

                                INDEX TO EXHIBITS




                                                                   SEQUENTIALLY
                                                                     NUMBERED
EXHIBIT NO.                     EXHIBIT                                 PAGE
----------                      ------                              -----------

     10.1      Loan agreement between Hibernia National Bank            17
               and Laboratory Specialists, Inc., dated August 25,
               1998.

     10.2      Commercial Guarantee between Hibernia National           37
               Bank and Laboratory Specialists of America, Inc., dated August 25, 1998.

     27        Financial Data Schedules.